Form 10-Q
period 2022-06-30
CF Acquisition Corp. VII
filed 2022-08-12
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

CF ACQUISITION CORP. VII

(Exact name of registrant as specified in its charter)

Delaware	001-41166	85-1963781
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

(212) 938-5000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CFFSU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFFS	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CFFSW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2022, there were 18,700,000 shares of Class A common stock, par value $0.0001 per share, and 4,562,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$106,129	$497,957
Prepaid expenses	672,244	673,261
Total current assets	778,373	1,171,218
Other assets	-	305,864
Cash equivalents held in Trust Account	1,321,774	186,150,000
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $185,282,453)	184,878,420	-
Total Assets	$186,978,567	$187,627,082

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$128,626	$25,934
Payables to related party	81,129	1,013,763
Franchise tax payable	88,614	6,575
Sponsor loan – promissory notes	4,384,297	3,650,000
Total Liabilities	4,682,666	4,696,272

Commitments and Contingencies
Class A common stock subject to possible redemption, 18,250,000 shares issued and outstanding at redemption value of $10.20 per share as of both June 30, 2022 and December 31, 2021	186,150,000	186,150,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 18,250,000 shares subject to possible redemption) as of both June 30, 2022 and December 31, 2021	45	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 4,562,500 shares issued and outstanding as of both June 30, 2022 and December 31, 2021	456	456
Additional paid-in-capital	79,266	-
Accumulated deficit	(3,529,833)	(3,219,691)
Accumulated other comprehensive loss	(404,033)	-
Total Stockholders’ Deficit	(3,854,099)	(3,219,190)

Total Liabilities and Stockholders’ Deficit	$186,978,567	$187,627,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

General and administrative costs	$265,134	$560	$532,225	$1,607
Administrative expenses - related party	30,000	-	60,000	-
Franchise tax expense	50,000	-	100,013	-
Loss from operations	(345,134)	(560)	(692,238)	(1,607)
Interest income on investments held in Trust Account	451,217	-	454,788	-
Net income (loss) before provision for income tax	106,083	(560)	(237,450)	(1,607)
Income tax provision for income taxes	72,692	-	72,692	-
Net income (loss)	$33,391	$(560)	$(310,142)	$(1,607)

Weighted average number of shares of common stock outstanding:
Class A – Public shares	18,250,000	-	18,250,000	-
Class A – Private placement	450,000	-	450,000	-
Class B – Common stock	4,562,500	4,375,000(1)	4,562,500	4,375,000(1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.00	$-	$(0.01)	$-
Class A - Private placement	$0.00	$-	$(0.01)	$-
Class B - Common stock	$0.00	$(0.00)	$(0.01)	$(0.00)

(1)	Excludes an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 35/26-for-1 stock split (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$33,391	$(560)	$(310,142)	$(1,607)
Other comprehensive loss
Change in unrealized depreciation of available-for-sale debt securities	(404,033)	-	(404,033)	-
Total other comprehensive loss	(404,033)	-	(404,033)	-
Comprehensive loss	$(370,642)	$(560)	$(714,175)	$(1,607)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance - December 31, 2021	450,000	$45	4,562,500	$456	$—	$(3,219,691)	$—	$(3,219,190)
Stock-based compensation	—	—	—	—	39,632	—	—	39,632
Net loss	—	—	—	—	—	(343,533)	—	(343,533)
Balance - March 31, 2022	450,000	$45	4,562,500	$456	$39,632	$(3,563,224)	$—	$(3,523,091)
Net income	—	—	—	—	—	33,391	—	33,391
Stock-based compensation	—	—	—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	—	—	(404,033)	(404,033)
Balance - June 30, 2022	450,000	$45	4,562,500	$456	$79,266	$(3,529,833)	$(404,033)	$(3,854,099)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	—	$—	5,031,250	$503	$24,497	$(1,471)	$23,529
Net loss	—	—	—	—	—	(1,047)	(1,047)
Balance - March 31, 2021	—	$—	5,031,250	$503	$24,497	$(2,518)	$22,482
Net loss	—	—	—	—	—	(560)	(560)
Balance – June 30, 2021	—	$—	5,031,250	$503	$24,497	$(3,078)	$21,922

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 35/26-for-1 stock split. On December 20, 2021, 468,750 shares of Class B common stock were forfeited by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(310,142)	$(1,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	79,266	—
Interest income on investments held in Trust Account	(454,788)	—
Changes in operating assets and liabilities:		—
Other assets	305,864	—
Prepaid expenses	1,017	—
Accrued expenses	102,692	—
Payables to related party	(932,634)
Note payable – related party	—	1,607
Franchise tax payable	82,039	—
Net cash used in operating activities	(1,126,686)	—

Cash flows from investing activities
Proceeds from Trust Account to pay franchise taxes	561	—
Sale of cash equivalents held in Trust Account	184,833,987	—
Purchase of available-for-sale debt securities held in Trust Account	(184,833,987)	—
Net cash provided by investing activities	561	—

Cash flows from financing activities
Proceeds from related party – Sponsor loan	734,297	—
Net cash provided by financing activities	734,297	—

Net change in cash	(391,828)	—
Cash - beginning of the period	497,957	25,000
Cash - end of the period	$106,129	$25,000

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

As of June 30, 2022, the Company had not commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 20, 2021, an amount of $186,150,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Units (see Note 4) and the proceeds of the Sponsor Note was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

Initial Business Combination – The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Forward Purchase Contract — In connection with the Initial Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company (the “FPA”), to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of an initial Business Combination, 1,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit, and 250,000 shares of Class A common stock (for no additional consideration) (the securities issuable pursuant to the FPA, the “FPS”). The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial Business Combination. The issuance of the FPS is contingent upon the closing of an initial Business Combination, among other conditions, and therefore these instruments have no impact on the Company’s balance sheets.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, the Company had approximately $106,000 and $498,000 of cash in its operating account, respectively. As of June 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $3,904,000 and $3,525,000, respectively. As of June 30, 2022 and December 31, 2021, approximately $50,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there was approximately $4,384,000 and $3,650,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $734,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 for both periods outstanding under the Sponsor Note (see Note 4). As of both June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2022 and December 16, 2021, respectively.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until June 20, 2023 to consummate a Business Combination. The Company’s mandatory liquidation date, if a Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2022 and December 31, 2021. Certain of the Company’s investments held in the Trust Account as of both June 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Available-for-Sale Debt Securities

Certain of the Company’s investments held in the Trust Account as of June 30, 2022 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of June 30, 2022. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in stockholders’ equity. Interest income recognized on the statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, cash equivalents and investments in the U.S. government debt securities held in the Trust Account. For the three and six months ended June 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities.

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

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity, pursuant to which the warrants and FPS meet the criteria for equity classification. See Note 7 for further discussion of the pertinent terms of the warrants.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2022 and December 31, 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$26,196	$646	$6,549	$-	$-	$(560)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	18,250,000	450,000	4,562,500	-	-	4,375,000
Basic and diluted net income (loss) per share of common stock	$0.00	$0.00	$0.00	$-	$-	$(0.00)

	For the Six Months Ended June 30, 2022			For the Six Months Ended June 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(243,313)	$(6,000)	$(60,829)	$-	$-	$(1,607)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	18,250,000	450,000	4,562,500	-	-	4,375,000
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$-	$-	$(0.00)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As both of June 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2022 and 2021, the Company recorded income tax expense of approximately $73,000 and $0, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 was (30.6%) and 0%, respectively, which differs from the federal statutory rate mainly due to start-up costs, which are currently not deductible as they are deferred for tax purposes.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 3—Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 18,250,000 Units at a price of $10.00 per Unit, including 750,000 Units sold upon the partial exercise of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock, and one-third of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. On December 20, 2021, the Sponsor forfeited 468,750 shares of Class B common stock due to the underwriter not exercising the remaining portion of the over-allotment option, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to the independent directors of the Company. As a result, the Company recognized approximately $40,000 and $79,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the three and six months ended June 30, 2022, respectively. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 Founder Shares were forfeited by the Sponsor, so that the Founder Shares represent 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 Founder Shares outstanding and held by the Sponsor and the independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination. For the three months ended June 30, 2022 and 2021, the Company paid $30,000 and $0, respectively, for office space and administrative fees. For the six months ended June 30, 2022 and 2021, the Company paid $60,000 and $0, respectively, for office space and administrative fees. As of June 30, 2022 and December 31, 2021, there was approximately $4,384,000 and $3,650,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $734,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 for both periods outstanding under the Sponsor Note (see Note 4). As of both June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying unaudited condensed balance sheets. As of June 30, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of approximately $81,000 and $1,014,000, respectively.

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

Note 6 – Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$185,282,453	$-	$(404,033)	$184,878,420

(1)	Contractual maturities are one year or less.
(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three and six months ended June 30, 2022, because it was determined that such losses were due to non-credit factors. Additionally, as of June 30, 2022, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2022.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both June 30, 2022 and December 31, 2021, there were 450,000 shares of Class A common stock issued and outstanding, excluding 18,250,000 shares subject to possible redemption. The outstanding shares of Class A common stock comprise of 450,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both June 30, 2022 and December 31, 2021, there were 4,562,500 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 468,750 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any securities issued pursuant to the FPA).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Note 8—Fair Value Measurements on a Recurring Basis

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$186,200,194	$-	$-	186,200,194
Total	$186,200,194	$-	$-	186,200,194

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$186,150,000	$-	$-	186,150,000
Total	$186,150,000	$-	$-	186,150,000

Level 1 assets as of both June 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. As of June 30, 2022, Level 1 assets also include a direct investment in the U.S. government treasury bills classified as available-for-sale-debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 9—Subsequent Events

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had approximately $106,000 and $498,000, respectively, of cash in our operating account. As of June 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $3,904,000 and $3,525,000, respectively. As of June 30, 2022 and December 31, 2021, we had approximately $50,000 and $0, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through June 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of June 30, 2022 and December 31, 2021, there was approximately $4,384,000 and $3,650,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $734,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 for both periods outstanding under the Sponsor Note (see Note 4). As of both June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2022 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $33,000, which consisted of approximately $451,000 of interest income on investments held in the Trust Account, partially offset by approximately $265,000 of general and administrative expenses, approximately $73,000 of income tax expense, $50,000 of franchise tax expense and $30,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2022, we had a net loss of approximately $310,000, which consisted of approximately $532,000 of general and administrative expenses, approximately $100,000 of franchise tax expense, approximately $73,000 of income tax expense, and $60,000 of administrative expenses paid to the Sponsor, partially offset by approximately $455,000 of interest income on investments held in the Trust Account.

For the three months ended June 30, 2021, we had net loss of approximately $600, which consisted of approximately $600 of general and administrative expenses.

For the six months ended June 30, 2021, we had a net loss of approximately $1,600, which consisted of approximately $1,600 of general and administrative expenses.

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

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of June 30, 2022 and December 31, 2021, there was approximately $4,384,000 and $3,650,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2022 and December 31, 2021, these amounts included approximately $734,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 for both periods outstanding under the Sponsor Note (see Note 4).

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of approximately $81,000 and $1,014,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until June 20, 2023 to consummate an Initial Business Combination. Our mandatory liquidation date, if an Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrants and FPS

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (such securities, the “FPS”) in accordance with the guidance in ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity. Pursuant to the guidance, the warrants and the FPS meet the criteria for equity classification and are required to be recorded as a component of additional paid-in capital at the time of issuance.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both June 30, 2022 and December 31, 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income (Loss) Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended June 30, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to our initial public offering, initially filed with the SEC on February 19, 2021, as amended and declared effective on December 15, 2021 (File No. 333-253307), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may make it more difficult to complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an Initial Business Combination, and may make it more difficult to complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted, and, as a result, we may abandon our efforts to consummate an Initial Business Combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete an Initial Business Combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its Initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, where it has been less than 12 months since the effective date of its IPO Registration Statement. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate an Initial Business Combination and instead liquidate the Company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us negotiate and complete our Initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VII

Date: August 12, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)