Form 10-Q
period 2022-09-30
CF Acquisition Corp. VII
filed 2022-11-14
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 18,700,000 shares of Class A common stock, par value $0.0001 per share, and 4,562,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$497,957
Prepaid expenses	489,054	673,261
Total current assets	514,054	1,171,218
Other assets	-	305,864
Cash equivalents held in Trust Account	1,325,138	186,150,000
Available-for-sale debt securities held in Trust Account, at fair value (no allowance for credit losses, amortized cost $185,871,867)	185,774,940	-
Total Assets	$187,614,132	$187,627,082

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$263,850	$25,934
Payables to related party	-	1,013,763
Franchise tax payable	136,064	6,575
Sponsor loan – promissory notes	4,433,038	3,650,000
Total Liabilities	4,832,952	4,696,272

Commitments and Contingencies
Class A common stock subject to possible redemption, 18,250,000 shares issued and outstanding at redemption value of $10.23 and $10.20 per share as of September 30, 2022 and December 31, 2021, respectively	186,663,403	186,150,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2022 and December 31, 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 18,250,000 shares subject to possible redemption) as of both September 30, 2022 and December 31, 2021	45	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 4,562,500 shares issued and outstanding as of both September 30, 2022 and December 31, 2021	456	456
Accumulated deficit	(3,785,797)	(3,219,691)
Accumulated other comprehensive loss	(96,927)	-
Total Stockholders’ Deficit	(3,882,223)	(3,219,190)

Total Liabilities and Stockholders’ Deficit	$187,614,132	$187,627,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2022	2021		2022	2021

General and administrative costs	$260,255	$-		$792,480	$1,607
Administrative expenses - related party	30,000	-		90,000	-
Franchise tax expense	50,000	-		150,013	-
Loss from operations	(340,255)	-		(1,032,493)	(1,607)
Interest income on investments held in Trust Account	592,778	-		1,047,566	-
Income (loss) before provision for income tax	252,523	-		15,073	(1,607)
Provision for income taxes	113,983	-		186,675	-
Net income (loss)	$138,540	$-		$(171,602)	$(1,607)

Weighted average number of shares of common stock outstanding:
Class A – Public shares	18,250,000	-		18,250,000	-
Class A – Private placement	450,000	-		450,000	-
Class B – Common stock	4,562,500	4,375,000	(1)	4,562,500	4,375,000 (1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.01	$-		$(0.01)	$-
Class A - Private placement	$0.01	$-		$(0.01)	$-
Class B - Common stock	$0.01	$-		$(0.01)	$(0.00)

(1)	Excludes an aggregate of up to 656,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full by the underwriter. This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 35/26-for-1 stock split (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$138,540	$-	$(171,602)	$(1,607)
Other comprehensive income (loss)
Change in unrealized appreciation (depreciation) of available-for-sale debt securities	307,106	-	(96,927)	-
Total other comprehensive income (loss)	307,106	-	(96,927)	-
Comprehensive income (loss)	$445,646	$-	$(268,529)	$(1,607)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance - December 31, 2021	450,000	$45	4,562,500	$456	$-	$(3,219,691)	$-	$(3,219,190)
Stock-based compensation	-	-	-	-	39,632	-	-	39,632
Net loss	-	-	-	-	-	(343,533)	-	(343,533)
Balance - March 31, 2022	450,000	$45	4,562,500	$456	$39,632	$(3,563,224)	$-	$(3,523,091)
Net income	-	-	-	-	-	33,391	-	33,391
Stock-based compensation	-	-	-	-	39,634	-	-	39,634
Other comprehensive loss	-	-	-	-	-	-	(404,033)	(404,033)
Balance - June 30, 2022	450,000	$45	4,562,500	$456	$79,266	$(3,529,833)	$(404,033)	$(3,854,099)
Net income	-	-	-	-	-	138,540	-	138,540
Stock-based compensation	-	-	-	-	39,633	-	-	39,633
Accretion of Class A common stock to redemption value	-	-	-	-	(118,899)	(394,504)	-	(513,403)
Other comprehensive income	-	-	-	-	-	-	307,106	307,106
Balance – September 30, 2022	450,000	$45	4,562,500	$456	$-	$(3,785,797)	$(96,927)	$(3,882,223)

For the Three and Nine Months Ended September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance – December 31, 2020	-	$-	5,031,250	$503	$24,497	$(1,471)	$23,529
Net loss	-	-	-	-	-	(1,047)	(1,047)
Balance - March 31, 2021	-	$-	5,031,250	$503	$24,497	$(2,518)	$22,482
Net loss	-	-	-	-	-	(560)	(560)
Balance – June 30, 2021	-	$-	5,031,250	$503	$24,497	$(3,078)	$21,922
Net loss	-	-	-	-	-	-	-
Balance – September 30, 2021	-	$-	5,031,250	$503	$24,497	$(3,078)	$21,922

(1)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of a 35/26-for-1 stock split. On December 20, 2021, 468,750 shares of Class B common stock were forfeited by the Sponsor (see Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(171,602)	$(1,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	118,899	—
Interest income on investments held in Trust Account	(1,047,566)	—
Changes in operating assets and liabilities:		—
Other assets	305,864	—
Prepaid expenses	184,207	—
Accrued expenses	237,916	—
Payables to related party	(1,013,763)	—
Note payable – related party	—	1,607
Franchise tax payable	129,489	—
Net cash used in operating activities	(1,256,556)	—

Cash flows from investing activities
Proceeds from Trust Account to pay franchise taxes	561	—
Sale of cash equivalents held in Trust Account	184,833,987	—
Purchase of available-for-sale debt securities held in Trust Account	(184,833,987)	—
Net cash provided by investing activities	561	—

Cash flows from financing activities
Proceeds from related party – Sponsor loan	783,038	—
Net cash provided by financing activities	783,038	—

Net change in cash	(472,957)	—
Cash - beginning of the period	497,957	25,000
Cash - end of the period	$25,000	$25,000

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

As of September 30, 2022, the Company had not commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income from direct investments in U.S. government debt securities and investments in money market funds that invest in U.S. government debt securities and are classified as cash equivalents from the proceeds derived from the Initial Public Offering.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, the Company had $25,000 and approximately $498,000 of cash in its operating account, respectively. As of September 30, 2022 and December 31, 2021, the Company had a working capital deficit of approximately $$4,319,000 and $3,525,000, respectively. As of September 30, 2022 and December 31, 2021, approximately $950,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, approximately $4,433,000 and $3,650,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included approximately $783,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4). As of both September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2022 and December 16, 2021, respectively.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2022 and December 31, 2021. Certain of the Company’s investments held in the Trust Account as of both September 30, 2022 and December 31, 2021 were comprised of cash equivalents.

Available-for-Sale Debt Securities

Certain of the Company’s investments held in the Trust Account as of September 30, 2022 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments — Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of September 30, 2022. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss), net of deferred income taxes, in stockholders’ equity (deficit). Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, cash equivalents and investments in the U.S. government debt securities held in the Trust Account. For the three and nine months ended September 30, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, with the exception of the available-for-sale debt securities.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2022 and December 31, 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$108,688	$2,680	$27,172	$-	$-	$-
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	18,250,000	450,000	4,562,500	-	-	4,375,000
Basic and diluted net income per share of common stock	$0.01	$0.01	$0.01	$-	$-	$-

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net loss per share of common stock
Numerator:
Allocation of net loss	$(134,626)	$(3,320)	$(33,656)	$-	$-	$(1,607)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	18,250,000	450,000	4,562,500	-	-	4,375,000
Basic and diluted net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$-	$-	$(0.00)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2022 and December 31, 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2022 and 2021, the Company recorded income tax expense of approximately $114,000 and $0, respectively. During the nine months ended September 2022 and 2021, the Company recorded income tax expense of approximately $187,000 and $0, respectively. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 45.1% and 0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 1,238.45% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to start-up costs, which are currently not deductible as they are deferred for tax purposes.

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

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to the independent directors of the Company. As a result, the Company recognized approximately $40,000 and $119,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the three and nine months ended September 30, 2022, respectively. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 Founder Shares were forfeited by the Sponsor, so that the Founder Shares represent 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 Founder Shares outstanding and held by the Sponsor and the independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination. For the three months ended September 30, 2022 and 2021, the Company paid $30,000 and $0, respectively, for office space and administrative fees. For the nine months ended September 30, 2022 and 2021, the Company paid $90,000 and $0, respectively, for office space and administrative fees. As of September 30, 2022 and December 31, 2021, approximately $4,433,000 and $3,650,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included approximately $783,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 as of both periods outstanding under the Sponsor Note.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying condensed balance sheets. As of September 30, 2022 and December 31, 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $1,014,000, respectively.

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

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

September 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$185,871,867	$340,173	$(437,100)	$185,774,940

(1)	Contractual maturities are one year or less.

(2)	One individual debt security was in a continuous unrealized loss position for less than 12 months and for which no allowance for credit loss has been recorded.

The Company did not recognize the unrealized losses in earnings on its available-for-sale debt securities during the three and nine months ended September 30, 2022, because it was determined that such losses were due to non-credit factors. Additionally, as of September 30, 2022, the Company neither intended to sell nor did it believe that it was more likely than not that it will be required to sell these securities before recovery of their amortized cost basis.

The Company did not have any sales of its available-for-sale debt securities during the three and nine months ended September 30, 2022.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both September 30, 2022 and December 31, 2021, there were 450,000 shares of Class A common stock issued and outstanding, excluding 18,250,000 shares subject to possible redemption. The outstanding shares of Class A common stock comprise of 450,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both September 30, 2022 and December 31, 2021, there were 4,562,500 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 468,750 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$187,100,078	$-	$-	$187,100,078
Total	$187,100,078	$-	$-	$187,100,078

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$186,150,000	$-	$-	$186,150,000
Total	$186,150,000	$-	$-	$186,150,000

Level 1 assets as of both September 30, 2022 and December 31, 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. As of September 30, 2022, Level 1 assets also include a direct investment in the U.S. government treasury bills classified as available-for-sale-debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $25,000 and approximately $498,000, respectively, of cash in our operating account. As of September 30, 2022 and December 31, 2021, we had a working capital deficit of approximately $4,319,000 and $3,525,000, respectively. As of September 30, 2022 and December 31, 2021, we had approximately $950,000 and $0, respectively, of interest income from the Trust Account available to pay taxes (less up to $100,000 of interest to pay dissolution expenses).

Our liquidity needs through September 30, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to our Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans. As of September 30, 2022 and December 31, 2021, approximately $4,433,000 and $3,650,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included approximately $783,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4). As of both September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of approximately $139,000, which consisted of approximately $593,000 of interest income on investments held in the Trust Account, partially offset by approximately $260,000 of general and administrative expenses, approximately $114,000 of income tax expense, $50,000 of franchise tax expense and $30,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2022, we had a net loss of approximately $172,000, which consisted of approximately $793,000 of general and administrative expenses, approximately $187,000 of income tax expense, approximately $150,000 of franchise tax expense, and $90,000 of administrative expenses paid to the Sponsor, partially offset by approximately $1,048,000 of interest income on investments held in the Trust Account.

For the three months ended September 30, 2021, we had no net income or net loss.

For the nine months ended September 30, 2021, we had a net loss of approximately $1,600, which consisted of approximately $1,600 of general and administrative expenses.

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

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination. As of September 30, 2022 and December 31, 2021, approximately $4,433,000 and $3,650,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2022 and December 31, 2021, these amounts included approximately $783,000 and $0, respectively, outstanding under the Sponsor Loan, and $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4).

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of September 30, 2022 and December 31, 2021, we had accounts payable outstanding to the Sponsor for such expenses paid on our behalf of $0 and approximately $1,014,000, respectively.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both September 30, 2022 and December 31, 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to our initial public offering, initially filed with the SEC on February 19, 2021, as amended and declared effective on December 15, 2021 (File No. 333-253307), (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 13, 2022 and August 12, 2022, respectively. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022 in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of our initial business combination, (iii) the nature and amount of any private investment in public equity or other equity issuances in connection with our initial business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of our initial business combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming stockholder, the mechanics of any required payment of the excise tax have not been determined.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would limit the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation of the securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the trust account in cash items would limit the dollar amount our public stockholders would receive upon any redemption of their shares or our liquidation.

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

CF ACQUISITION CORP. VII

Date: November 14, 2022	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)