Form 10-K
period 2022-12-31
CF Acquisition Corp. VII
filed 2023-03-31
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-41166

CF ACQUISITION CORP. VII

(Exact name of registrant as specified in its charter)

Delaware	85-1963781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	CFFSU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	CFFS	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	CFFSW	The Nasdaq Stock Market LLC

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Global Market was $182,500,000.

As of March 31, 2023, there were 18,700,000 shares of Class A common stock, par value $0.0001 per share, and 4,562,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, if necessary;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Affiliated Joint Acquisition” are to a business combination opportunity pursued jointly with Cantor (as defined below) or one or more entities affiliated with Cantor;

●	“ASC” are to Accounting Standards Codification guidance issued by the Financial Accounting Standards Board;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“BCMA” are to that certain business combination marketing agreement, dated December 15, 2021, by and between the Company and CF&Co. (as defined below);

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of ours, the sponsor (as defined below) and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to the Company’s amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 15, 2021, as amended from time to time;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the 18-month period from the closing of the initial public offering to June 20, 2023 or a later date approved by our stockholders in accordance with the Charter, that the Company has to consummate an initial business combination;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such shares of Class A common stock will not be “public shares” (as defined below));

●	“FPA” are to the forward purchase contract, dated December 15, 2021, between the Company and the sponsor;

●	“FPS” are to the 1,000,000 units and 250,000 shares of Class A common stock issuable pursuant to the FPA;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on December 20, 2021;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Marketing Fee” are to the cash fee payable to CF&Co. pursuant to the BCMA upon the consummation of our initial business combination in an amount of $6,537,500, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the initial public offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Pre-IPO Note” are to the loan made to us by the sponsor prior to the initial public offering of up to $300,000 to be used for a portion of the expenses of the initial public offering;

●	“private placement” are to the private placement of the private placement units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in the private placement, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC (as defined below) on February 19, 2021, as amended, and declared effective on December 15, 2021 (File No. 333-253307);

●	“Report” are to this Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings VII, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“Sponsor Loan” are to the loan commitment made to us by the sponsor in connection with the initial public offering of up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to an initial business combination;

●	“sponsor note” are to the promissory note issued by the Company in favor of the sponsor pursuant to which the sponsor agreed to lend the Company up to $4,025,000, of which $3,650,000 was drawn at the closing of the initial public offering, and which note bears no interest;

●	“trust account” are to the trust account established by the Company in connection with the IPO pursuant to the Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental, as trustee;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants and the private placement warrants;

●	“we,” “us,” “Company” or “our Company” are to CF Acquisition Corp. VII;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to loans the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may make to us if the Sponsor Loan is insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with an initial business combination.

v

PART I

Item 1. Business.

Introduction

We are a blank check company formed on July 8, 2020 as a Delaware corporation for the purpose of effecting an initial business combination. Since our initial public offering, we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we have focused on targets in an industry where we believe our management team’s and founders’ expertise provide us with a competitive advantage, including the financial services, healthcare, real estate services, technology and software industries.

Our management team consists of:

●	Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996; and

●	Jane Novak, our Chief Financial Officer, who joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy.

We, the sponsor, and CF&Co. are all affiliates of Cantor. Cantor is a diversified company specializing in financial and real estate services for customers operating in the global financial and commercial real estate markets, whose businesses include CF&Co., a leading independent middle market investment bank and primary dealer; BGC Partners, Inc., whose common stock trades on the Nasdaq Global Select Market under the ticker symbol “BGCP”, a leading global financial technology and brokerage business primarily servicing the global financial markets; and Newmark Group, Inc., whose Class A common stock trades on the Nasdaq Global Select Market under the ticker symbol “NMRK”, a leading full-service commercial real estate services business. We believe that the combination of our management team’s and our affiliates’ financial services, financial and real estate technology, and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

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

We must complete our initial business combination by June 20, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by such date, unless we extend such time with the consent of our stockholders, then we will proceed to liquidate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CFFSU,” “CFFS” and “CFFSW,” respectively. Our units commenced public trading on December 16, 2021, and our public shares and public warrants commenced separate public trading on February 10, 2022.

Business Strategy

Our acquisition and value creation strategy is to identify and acquire a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our management team and those of the sponsor and its affiliates, including relationships in the financial services, healthcare, real estate services, technology and software industries, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. We are deploying a proactive sourcing strategy and are focusing on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can help accelerate the target’s growth and performance.

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

Investment Criteria

We have sought and are seeking to acquire one or more businesses with an aggregate enterprise value of approximately $350 million to $1.0 billion or more. We developed the following high level, non-exclusive investment criteria that we use to screen for and evaluate target businesses. We have sought and are seeking to acquire a business that (1) has sustainable competitive advantages, (2) generates, or has the near-term potential to generate, predicable free cash flows, (3) would benefit from the capabilities of the sponsor and management team to improve its operations and market position, (4) has an experienced and capable management team, (5) has the potential to grow both organically and through additional acquisitions and (6) can be acquired at an attractive valuation to maximize potential returns to our stockholders.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we have focused on industries that complement our management team’s background. We therefore have focused on potential target companies in the financial services, healthcare, real estate services, technology and software industries.

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

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with another SPAC sponsored by Cantor. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

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

Our Business Combination Process

In evaluating prospective business combinations, we have conducted, and expect to continue to conduct, a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, document reviews, as well as a review of financial, operational, legal and other information which has been and will be made available to us and which we deem appropriate. We also have utilized, and will continue to utilize, our expertise and the sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

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

Cantor is the beneficial owner of founder shares and/or private placement units by virtue of its ownership of the sponsor and members of our management team may indirectly own such securities. The sponsor has transferred founder shares and private placement shares to our independent directors and we have paid a cash fee to one of our independent directors, as further described herein. Because of such ownership and interests, Cantor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

The sponsor, our officers, our directors, Cantor and their affiliates may sponsor, form or participate in the formation of, become an officer or director of, invest or otherwise become affiliated with, any other blank check company, including in connection with their initial business combinations, or may pursue other business or investment ventures, even prior to us entering into a definitive agreement for our initial business combination or completing our initial business combination. In particular, certain of our executive officers and directors also serve as executive officers or directors of other SPACs sponsored by Cantor (the “Cantor SPACs”), each of which is focused on searching for businesses that may provide significant opportunities for attractive investor returns in industries similar to the industries in which our search is focused.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period will vary based on the current stage of the business combination process we are in.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 20, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

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

Financial Position

With funds available for an initial business combination in the amount of $187,912,652, based on the balance of our trust account as of December 31, 2022 and excluding the amount of the sponsor note and any expected proceeds from the issuance of the FPS, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure any third party financing and there can be no assurance any third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination, at which point we will engage in the business of the target we acquire in our initial business combination. We intend to effectuate our initial business combination using cash remaining in the trust account at the time of the business combination from the proceeds of the (i) initial public offering, (ii) private placement of the private placement units, (iii) $10,000,000 FPA, (iv) sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or any backstop agreements we may enter into following the consummation of the initial public offering or otherwise), (v) shares issued to the owners of the target, (vi) debt issued to bank or other lenders or the owners of the target, or (vii) a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In addition to the transactions contemplated by the FPA, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the remaining net proceeds of our initial public offering, the sale of the private placement units as well as the $10,000,000 from the FPA, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, other than the FPA, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as the sponsor and its affiliates, have brought, and may bring, to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and the sponsor and its affiliates.

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

In evaluating prospective business targets, we have conducted, and expect to continue to conduct, a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. the Marketing Fee upon the consummation of our initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with such business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

As of the date of this Report, there have been no such discussions and no agreements to such effect have been entered into with any such investor or holder. If such arrangements or agreements are entered into, we will file a Current Report on Form 8-K to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares of common stock purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares of common stock for which we have received redemption requests.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.26 per public share. The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, the sponsor and our officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 6,618,751, or 36.3%, of the 18,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against a proposed business combination.

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

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is announced but not completed, we may continue to try to complete an initial business combination with a different target during the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

The Charter provides that we will have until the end of the Combination Period to consummate a business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the allotted time period.

The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if the sponsor or our officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the end of the Combination Period.

The sponsor and our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to the Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares.

If we do not consummate an initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside the trust account, together with any loans committed by the sponsor, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.20 per share as of December 31, 2022. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the initial public offering, did not, or will not, execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the trust account of $25,000 as of December 31, 2022 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of the Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in such stockholder’s redemption of its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of the Charter, like all provisions of the Charter, may be amended with a stockholder vote.

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

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 20, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Trust account funds may not be protected against third party claims or bankruptcy.

●	An active market for our public securities’ may not develop and you will have limited liquidity and trading.

●	Our financial performance following a business combination may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may engage one or more of the underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. CF&Co. is entitled to receive the Marketing Fee that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because the sponsor and our officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by the end of the Combination Period, our public stockholders may receive only $10.26 per share as of December 31, 2022 or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

●	Our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

●	The SEC has recently issued proposed rules relating to certain activities of SPACs (the “SPAC Rule Proposals”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an initial business combination and may make it more difficult to complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account than we are currently earning, such that our public stockholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States.

●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

●	There is substantial doubt about our ability to continue as a “going concern”.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our trust account assets are currently held at UMB Bank, N.A. and are invested in money market funds that invest in U.S. government debt securities. Our cash held in non-interest bearing and interest-bearing accounts could exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022, and (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

On March 31, 2023, there was one (1) holder of record of our units, three (3) holders of record of our Class A common stock, three (3) holders of record of our Class B common stock and two (2) holders of record of our warrants.

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

None.

(f)	Use of Proceeds from the Initial Public Offering

None. For a description of the use of proceeds generated in our initial public offering and the private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the yearly period ended December 31, 2021, as filed with the SEC on March 21, 2022. There has been no material change in the planned use of proceeds from our initial public offering and the private placement as described in the Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated in Delaware on July 8, 2020 for the purpose of effecting an initial business combination. Our sponsor is CFAC Holdings VII, LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating an initial business combination, we have focused our search on companies operating in the financial services, healthcare, real estate services, technology and software industries. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.

The Registration Statement for our initial public offering became effective on December 15, 2021. On December 20, 2021, we consummated the initial public offering of 18,250,000 units, including 750,000 units sold upon the partial exercise of the underwriters’ over-allotment option, at a purchase price of $10.00 per unit, generating gross proceeds of $182,500,000. Each unit consists of one share of Class A common stock and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50. Each warrant will become exercisable 30 days after the completion of the initial business combination and will expire 5 years after the completion of the initial business combination, or earlier upon redemption or liquidation.

Simultaneously with the closing of our initial public offering, we consummated the sale of 450,000 units at a price of $10.00 per private placement unit to the sponsor in the private placement, generating gross proceeds of $4,500,000, and we executed the sponsor note in favor of the sponsor pursuant to which we borrowed $3,650,000 from the sponsor.

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

We have until the end of the Combination Period to consummate an initial business combination. If we are unable to complete an initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete an initial business combination within the Combination Period.

Liquidity and Capital Resources

As of December 31, 2022 and 2021, we had $25,000 and approximately $498,000, respectively, of cash in our operating account. As of December 31, 2022 and 2021, we had a working capital deficit of approximately $4,765,000 and $3,525,000, respectively. As of December 31, 2022 and 2021, we had approximately $1,763,000 and $0, respectively, of interest income from the trust account available to pay taxes.

Our liquidity needs through December 31, 2022 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the sponsor pursuant to the Pre-IPO Note, the proceeds from the consummation of the private placement with the sponsor not held in the trust account, and the Sponsor Loan. We fully repaid the Pre-IPO Note upon completion of the initial public offering. In addition, in order to finance transaction costs in connection with an initial business combination, pursuant to the Sponsor Loan, the sponsor has committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination.

If the Sponsor Loan is insufficient, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

As of December 31, 2022 and 2021, there was approximately $4,487,000 and $3,650,000 respectively, outstanding under the loans payable by us to the sponsor. As of December 31, 2022 and 2021, these amounts included approximately $837,000 and $0, respectively, outstanding under the Sponsor Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note. As of both December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the sponsor to meet our needs through the earlier of the consummation of an initial business combination or one year from the date of this Report. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating an initial business combination.

Results of Operations

Our entire activity from inception through December 31, 2022 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, to locating and completing a suitable initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022 we had net income of approximately $65,000, which consisted of approximately $1,785,000 of interest income on investments held in the trust account, partially offset by approximately $1,068,000 of general and administrative expenses, approximately $326,000 of income tax expense, approximately $206,000 of franchise tax expense, and $120,000 of administrative expenses paid to the sponsor.

For the year ended December 31, 2021 we had a net loss of approximately $81,000, which consisted of approximately $70,000 of general and administrative expenses, approximately $7,000 of franchise tax expense and approximately $4,000 of administrative expenses paid to the sponsor.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with the initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. the Marketing Fee upon the consummation of our initial business combination.

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

As of December 31, 2022 and 2021, approximately $4,487,000 and $3,650,000, respectively, was outstanding under the loans payable by us to the sponsor. As of December 31, 2022 and 2021, these amounts included approximately $837,000 and $0, respectively, outstanding under the Sponsor Loan, and as of both periods $3,650,000 was outstanding under the sponsor note.

The sponsor pays expenses on our behalf and we reimburse the sponsor for such expenses paid on our behalf. As of December 31, 2022 and 2021, we had accounts payable outstanding to the sponsor for such expenses paid on our behalf of $0 and approximately $1,014,000, respectively.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in ASC 205-40, Presentation of Financial Statements – Going Concern, we have until June 20, 2023 to consummate an initial business combination. Our mandatory liquidation date, if an initial business combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of both December 31, 2022 and 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-19 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2022 covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	61	Chairman and Chief Executive Officer
Jane Novak	58	Chief Financial Officer
Robert Sharp	57	Director
Natasha Cornstein	48	Director
Steven Bisgay	56	Director
Douglas Barnard	62	Director

The experience of our directors and executive officers is as follows:

Howard W. Lutnick has been our Chairman and Chief Executive Officer since July 2020. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. (“Cantor SPAC I”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, CF Finance Acquisition Corp. II (“Cantor SPAC II”) from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021, CF Finance Acquisition Corp. III (“Cantor SPAC III”) from January 2020 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, CF Acquisition Corp. V (“Cantor SPAC V”) from April 2020 until consummation of its business combination with Satellogic, Inc. (“Satellogic”) in January 2022, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI (“Cantor SPAC VI”) from April 2020 until consummation of its business combination with Rumble Inc. (“Rumble”) in September 2022. Mr. Lutnick also serves as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV (“Cantor SPAC IV”) since January 2020 and CF Acquisition Corp. VIII (“Cantor SPAC VIII”) since July 2020. Mr. Lutnick has also served as a director of Satellogic since January 2022. Mr. Lutnick is a member of the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City, the Board of Directors of the Horace Mann School, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Jane Novak has been our Chief Financial Officer since November 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS, and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak has also served as the Chief Financial Officer of Cantor SPAC VIII since July 2021 and Cantor SPAC VII since November 2021. Ms. Novak also served as the Chief Financial Officer of Cantor SPAC III from July 2021 until consummation of its business combination with AEye in August 2021, as Chief Financial Officer of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022, and as Chief Financial Officer of Cantor SPAC VI from July 2021 until consummation of its business combination with Rumble in September 2022. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions over the prior 20 years, including Annaly Capital Management from February 2016 to September 2017, holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Robert Sharp has served as our director since December 2021. Mr. Sharp has over 25 years of experience in corporate acquisitions and strategically building equity value, combining financial and operational expertise. Since January 2014, Mr. Sharp has been Co-CEO of Ramy Brook, a leading contemporary fashion brand. Mr. Sharp is also the President and CEO of KDS Partners LLC, a private investment firm. Previously, Mr. Sharp was a founding partner and member of the Executive Committee of MidOcean Partners, a leading private equity firm, from February 2003 to December 2013. From September 1999 to February 2003, Mr. Sharp was a Managing Director at DB Capital Partners, the private equity division of Deutsche Bank, which was acquired out of Deutsche Bank to form MidOcean Partners. Mr. Sharp joined DB Capital Partners from Investcorp International, a global private equity firm. Mr. Sharp has served on numerous corporate boards throughout his career, including as the previous Chairman of Thomas Scientific, one of the largest suppliers of laboratory products and services. Mr. Sharp also served as a director of Cantor SPAC I from March 2019 until consummation of its business combination with GCM Grosvenor in November 2020 and as a director of Cantor SPAC III from November 2020 until consummation of its business combination with AEye in August 2021. Mr. Sharp has also served as a director of Cantor SPAC VIII since March 2022. Mr. Sharp is a member of the Advisory Board of Mount Sinai Hospital, and a member of the Steering Committee of Duke University’s Financial Economics Center. Mr. Sharp received his B.A. in Economics, Phi Beta Kappa, Summa Cum Laude, from Union College, and his M.B.A in Finance from Columbia University, where he was a Samuel Bronfman Fellow. We believe that Mr. Sharp is qualified to serve as a member of our board of directors due to his extensive investment, public company and management experience.

Natasha Cornstein has served as our director since December 2021. Ms. Cornstein has extensive executive and management experience in operations, marketing and communications encompassing strategic planning, creative development, public relations and corporate communications, interactive marketing, media planning and buying, and database /direct-marketing. Since January 2015, Ms. Cornstein has served as the Chief Executive Officer of Blushington, LLC, a beauty services and retail business. She led the national expansion of the brand and their pivot from a brick and mortar beauty services business to a technology driven beauty education platform. Ms. Cornstein is a passionate advocate for nurturing women in business and was recently named as a Beauty United Mentor for women of color. In 2020, she was named to the Glossy 50 list of the top 50 executives in the beauty industry in their leadership category. From 2012 to 2014, Ms. Cornstein served as Director of Brand Management for CIRCA, where she led the company’s re-branding initiatives across traditional and digital platforms and served as the brand’s spokesperson during their international expansion. Prior to that, from 2003 to 2012, Ms. Cornstein served as Vice President of Client Services and Media Relations at Pinnacle Management Corp, a boutique athlete representation firm specializing in NBA and international basketball players. Ms. Cornstein is the Founder of the Beauty & Wellness Forum that brought together 100+ CEOs of beauty & wellness companies to collaborate during COVID-19, and is also the Co-founder of the Courts of Dreams Foundation, a non-profit organization dedicated to restoring outdoor basketball courts in underserved neighborhoods in New York City. Ms. Cornstein also served as a director of Cantor SPAC V from January 2021 until consummation of its business combination with Satellogic in January 2022 and as a director of Cantor SPAC VI from February 2022 until consummation of its business combination with Rumble in September 2022. Ms. Cornstein is a graduate of the CORO Fellows program in Public Affairs and earned a B.A. in Latin American Studies from Washington University in St. Louis. We believe that Ms. Cornstein is qualified to serve as a member of our board due to her extensive experience in business management.

Steven Bisgay has served as our director since July 2021. Mr. Bisgay is currently the Chief Financial Officer of Cantor. From January 2020 until June 2022, Mr. Bisgay held the position of Chief Financial Officer of BGC Partners, Inc. Mr. Bisgay joined Cantor in February 2015 and served as Chief Financial Officer from that time until August 2020, and from January 2021 to present. As Chief Financial Officer of Cantor, Mr. Bisgay is responsible for financial operations, including accounting, finance, regulatory reporting, treasury and financial planning and analysis, as well as taxation, risk management, and investor relations. Mr. Bisgay also held various offices at and provided services to other affiliates of Cantor until December 2019, including as the Chief Financial Officer of Cantor SPAC I from October 2015 and as a director of Cantor SPAC I from December 2018 until December 2019, and as a director, Chief Financial Officer and Treasurer of two publicly non-traded REITs, Rodin Income Trust, Inc. and Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), beginning in 2016. Mr. Bisgay served as a director of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022 and of Cantor SPAC VI from July 2021 until consummation of its business combination with Rumble in September 2022. Mr. Bisgay has also served as a director of Cantor SPAC IV and Cantor SPAC VIII since July 2021. Prior to his time at Cantor, Mr. Bisgay was Chief Financial Officer at KCG Holdings, Inc., a market-making firm focused on client trading solutions, liquidity services and market-making technologies, after serving as Chief Financial Officer and Chief Operating Officer, Head of Business Development, Group Controller, and Director of Internal Audit at Knight Capital Group, Inc. and as a Senior Manager at PricewaterhouseCoopers, LLP. Mr. Bisgay received a B.S. in Accounting from Binghamton University and an M.B.A. from Columbia University. Mr. Bisgay also is registered with FINRA, holds a Series 27 Financial and Operations Principal license and is a Certified Public Accountant. We believe that Mr. Bisgay is qualified to serve as a member of our board of directors due to his extensive accounting and management experience.

Douglas R. Barnard has been our director since December 2022. Mr. Barnard has served on the Board of Managers at Prophet Asset Management, a registered investment advisor with over $2 billion under management since July 2015. In addition, since March 2022 and April 2022, respectively, Mr. Barnard has been a Trustee of Cantor Fitzgerald Sustainable Infrastructure Fund and Cantor Select Portfolios. Mr. Barnard served as a director of Cantor SPAC VI from February 2021 until consummation of its business combination with Rumble in September 2022. Mr. Barnard was previously the Chief Financial Officer and Executive Managing Director of Cantor from July 2006 until his retirement in April 2015. As Chief Financial Officer of Cantor, Mr. Barnard was responsible for Cantor’s global financial and management accounting, regulatory reporting, treasury and risk functions and also served as a member of multiple boards and committees at the company. Prior to joining Cantor in July 2006, Mr. Barnard served as the Chief Administrative Officer for Dover Management LLC, an investment management firm, where he oversaw all compliance, finance and administrative functions. Prior to his tenure with Dover, Mr. Barnard held the position of Managing Director and Controller of the Americas Region at Deutsche Bank AG, where he oversaw all regional financial control during a period of rapid expansion, including the integration of Bankers Trust Corporation. He also served as Chief Financial Officer for Deutsche’s Asia-Pacific Region based in their Singapore office. Previously, Mr. Barnard was Vice President and Investment Banking Controller at Goldman Sachs & Co., joining the bank from Deloitte Haskins & Sells. Mr. Barnard earned a BBA in public accounting from Pace University in 1982. He was a certified public accountant and a past member of the Financial Management Division of the Securities Industry Association, the Connecticut Society of CPAs and the American Institute of CPAs. Current and prior affiliations include the National Forest Foundation and the Corporate Cares Gala supporting the American Cancer Society. We believe that Mr. Barnard is qualified to serve as a member of our board due to his extensive accounting and management experience.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. Our first annual meeting of stockholders was held on December 28, 2022. The term of office of the first class of directors, consisting of Mr. Barnard and Mr. Bisgay expired at our first annual meeting of stockholders and Mr. Barnard and Mr. Bisgay were re-elected by the holders of the shares of Class B common stock. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Sharp and Ms. Cornstein, will expire at the second annual meeting of stockholders. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding founder shares. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our founder shares, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

Audit Committee

We have established an audit committee of the board of directors. Mr. Sharp, Ms. Cornstein and Mr. Barnard serve as members of our audit committee, and Mr. Sharp chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Mr. Sharp, Ms. Cornstein and Mr. Barnard each meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b) (1) of the Exchange Act.

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

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Sharp, Ms. Cornstein and Mr. Barnard serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we generally would be required to have at least two members of the compensation committee, all of whom must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. Mr. Sharp, Ms. Cornstein and Mr. Barnard are each independent and Mr. Sharp chairs the compensation committee.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Mr. Sharp, Ms. Cornstein and Mr. Barnard. In accordance with Rule 5605 of the Nasdaq rules, each of Mr. Sharp, Ms. Cornstein and Mr. Barnard is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Item 11. Executive Compensation

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the sponsor has transferred up to 10,000 founder shares or private placement shares to each of our independent directors or we have paid cash fees to such directors, at our discretion. In December 2021, the sponsor transferred 10,000 founder shares to each of Mr. Sharp and Ms. Cornstein. In December 2022, the sponsor transferred 2,500 private placement shares to Mr. Barnard and we paid Mr. Barnard $25,000 to serve as a director of the Company. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay CF&Co. the Marketing Fee for such services upon the consummation of the initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 23,262,500 shares of our common stock, consisting of (i) 18,700,000 shares of our Class A common stock and (ii) 4,562,500 shares of our Class B common stock, issued and outstanding as of March 31, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Directors and Officers(1)
Howard W. Lutnick(2)(3)	447,500	2.4%	4,542,500	99.6%	21.5%
Jane Novak	—	—	—	—	—
Robert Sharp	—	—	10,000	*	*
Natasha Cornstein	—	—	10,000	*	*
Steven Bisgay	—	—	—	—	—
Douglas Barnard	2,500	*	—	—	*
All executive officers and directors as a group (6 individuals)	450,000	2.4%	4,562,500	100%	21.5%

5% or More Stockholders
CFAC Holdings VII, LLC(2)(3)	447,500	2.4%	4,542,500	99.6%	21.5%
Polar Asset Management Partners, Inc.(4)	999,999	5.4%	—	—	4.3%
Barclays Reporting Persons(5)	1,146,811	6.1%	—	—	4.9%
Beryl Reporting Persons(6)	1,866,490	10.0%	—	—	8.0%
MMCAP Reporting Persons(7)	1,337,200	7.2%	—	—	5.7%
Highbridge Capital (8)	1,189,786	6.4%	—	—	5.1%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. VII, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 “Description of Registered Securities,” and with respect to the interests held after the initial public offering, 447,500 private placement shares. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report.

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the sponsor within 60 days of the date of this Report. The principal business address for the sponsor is 110 East 59th Street, New York, NY 10022.

(4)	Pursuant to a Schedule 13G/A filed by such person with the SEC on February 14, 2023, Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company ("PMSMF"), may be deemed to be the beneficial owner of the 999,999 shares of Class A common stock directly held by PMSMF. The principal business address for Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Pursuant to a Schedule 13G filed by Barclays PLC and Barclays Bank PLC (collectively, the “Barclays Reporting Persons”) with the SEC on February 11, 2022, the securities are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, and Barclays PLC, as a parent holding company of Barclays Bank PLC. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The principal business address for each Barclays Reporting Person is 1 Churchill Place, London, E14 5HP, England.

(6)	Pursuant to a Schedule 13G/A filed by such persons as a group with the SEC on February 14, 2023, each of Beryl Capital Management LLC (“Beryl”), Beryl Capital Management LP (“Beryl GP”), Beryl Capital Partners II LP (the “Partnership”) and David A. Witkin (collectively with Beryl, Beryl GP and the Partnership, the “Beryl Reporting Persons”) may be deemed the beneficial owner of certain of the shares of Class A common stock, as further described therein. Beryl is the investment adviser to the Partnership and other private investment funds (collectively, the “Funds”) and other accounts. Beryl is the general partner of Beryl GP, which is also the general partner of one or more of the Funds. Mr. Witkin is the control person of Beryl and Beryl GP. The Funds hold the shares of Class A common stock for the benefit of their investors, and the Funds and Beryl’s other clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares of Class A common stock. The principal business address for each Beryl Reporting Person is 225 Avenue I, Suite 205, Redondo Beach, CA 90277.

(7)	Pursuant to a Schedule 13G/A filed by MMCAP International Inc. SPC (“MMCAP” and MM Asset Management Inc. (“MMAM” and together with MMCAP, the “MMCAP Reporting Persons”) on February 14, 2023, each of the MMCAP Reporting Persons may be deemed to be the beneficial owner of the 1,337,200 shares of Class A common stock. The principal business address for MMCAP is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and for MMAM is 161 Bay Street, TD Canada Trust Tower, Ste 2240, Toronto, ON M5J 2S1 Canada.

(8)	Pursuant to a Schedule 13G filed on February 2, 2023, by Highbridge Capital Management, LLC (“Highbridge”) a Delaware limited liability company and the investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to 1,189,786 shares of Class A common stock directly held by the Highbridge Funds. The principal business address for Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In July 2020, the sponsor purchased an aggregate of 3,737,500 founder shares for an aggregate purchase price of $25,000. In January 2021, we effectuated a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 founder shares outstanding and held by the sponsor. In December 2021, the sponsor transferred 10,000 founder shares to each of Mr. Robert Sharp and Ms. Natasha Cornstein, two of our independent directors. On December 20, 2021, 468,750 founder shares were forfeited by the sponsor so that the founder shares represented 20% of the Company’s issued and outstanding shares after the initial public offering (not including the private placement shares), resulting in an aggregate of 4,562,500 founder shares outstanding and held by the sponsor and two of the independent directors of the Company. The founder shares (including the shares of Class A common stock issuable upon conversion thereof in connection with our initial business combination) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

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

The sponsor, pursuant to a written agreement, purchased an aggregate of 450,000 private placement units for a purchase price of $10.00 per unit in the private placement. In December 2022, the sponsor transferred 2,500 private placement shares to Mr. Douglas Barnard in connection with his appointment as a director of the Company.

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

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the sponsor, our officers and directors, or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). In addition, in December 2021, the sponsor transferred 10,000 founder shares to each of Mr. Robert Sharp and Ms. Natasha Cornstein, two of our independent directors. In December 2022, the sponsor transferred 2,500 private placement shares to Mr. Douglas Barnard and we paid Mr. Barnard $25,000 to serve as a director of the Company. Upon election of any additional independent director, either the sponsor will transfer up to 10,000 founder shares or private placement shares to such director and/or we will pay cash to such director, at our discretion.

In addition, the sponsor, our officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor or our officers or directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the initial public offering, pursuant to the Pre-IPO Note, the sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of the initial public offering. This loan was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of the initial public offering. The loan was repaid upon the closing of the initial public offering out of the estimated $750,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).

On December 16, 2021, we began paying an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months (unless extended by our stockholders), the sponsor will be paid a total of $180,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay CF&Co. the Marketing Fee for such services upon the consummation of our initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor committed $1,750,000 pursuant to the Sponsor Loan to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination.

In addition, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us additional Working Capital Loans.

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

We paid CF&Co. an aggregate of $3,500,000 (or $0.20 per unit) in underwriting discounts and commissions in connection with the initial public offering. No commissions were paid on any units sold pursuant to the underwriters’ over-allotment option. We also paid $100,000 to Odeon Capital Group, LLC for acting as the “qualified independent underwriter” in the initial public offering.

Director Independence

So long as we maintain a listing for our securities on Nasdaq, a majority of our board of directors generally must be independent, subject to certain limited exceptions set forth under the rules of Nasdaq. We rely on the “controlled company” exception to such requirement of Nasdaq. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mr. Sharp, Ms. Cornstein and Mr. Barnard is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Withum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $62,400 and $57,990, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the years ended December 31, 2022 and 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the years ended December 31, 2022 and 2021.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services set forth above or to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be accessed on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CF ACQUISITION CORP. VII

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. VII

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CF Acquisition Corp. VII (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 31, 2023

PCAOB Number 100

CF ACQUISITION CORP. VII

BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current Assets:
Cash	$25,000	$497,957
Prepaid expenses	305,864	673,261
Total Current Assets	330,864	1,171,218
Cash equivalents held in Trust Account	187,912,652	186,150,000
Other assets	-	305,864
Total Assets	$188,243,516	$187,627,082

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$419,086	$25,934
Payables to related party	-	1,013,763
Franchise tax payable	189,802	6,575
Sponsor loan – promissory notes	4,486,710	3,650,000
Total Liabilities	5,095,598	4,696,272

Commitments and Contingencies
Class A common stock subject to possible redemption, 18,250,000 shares issued and outstanding at redemption value of $10.26 and $10.20 per share as of December 31, 2022 and 2021, respectively	187,296,924	186,150,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both December 31, 2022 and 2021	-	-
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 450,000 shares issued and outstanding (excluding 18,250,000 shares subject to possible redemption) as of both December 31, 2022 and 2021	45	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 4,562,500 shares issued and outstanding as of both December 31, 2022 and 2021	456	456 (1)
Accumulated deficit	(4,149,507)	(3,219,691)
Total Stockholders’ Deficit	(4,149,006)	(3,219,190)
Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$188,243,516	$187,627,082

(1)	This amount reflects 468,750 shares of Class B common stock forfeited by the Sponsor on December 20, 2021 (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,
	2022	2021

General and administrative costs	$1,068,030	$69,616
Administrative expenses - related party	120,000	3,871
Franchise tax expense	206,300	7,100
Loss from operations	(1,394,330)	(80,587)
Interest income on investments held in the Trust Account	1,785,712	-
Net income (loss) before provision for income taxes	391,382	(80,587)
Provision for income taxes	325,926	-
Net income (loss)	$65,456	$(80,587)

Weighted average number of shares of common stock outstanding:
Class A – Public shares	18,250,000	600,000
Class A – Private placement	450,000	14,795
Class B – Common stock	4,562,500	4,381,164 (1)
Basic and diluted net income (loss) per share of common stock:
Class A - Public shares	$0.00	$(0.02)
Class A - Private placement	$0.00	$(0.02)
Class B - Common stock	$0.00	$(0.02)

(1)	On December 20, 2021, 468,750 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2022 and 2021

	Common Stock					Additional		Total Stockholders’
	Class A		Class B			Paid-In	Accumulated	Equity
	Shares	Amount	Shares		Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2020	-	$-	5,031,250	(1)	$503	$24,497	$(1,471)	$23,529
Sale of Class A common stock to Sponsor in private placement	450,000	45	-		-	4,499,955	-	4,500,000
Forfeiture of Class B common stock by Sponsor at $0.0001 par value	-	-	(468,750)	(2)	(47)	47	-	-
Proceeds from Initial Public Offering Allocated to Public Warrants	-	-	-		-	6,105,233	-	6,105,233
Accretion of redeemable shares of Class A common stock to redemption value	-	-	-		-	(10,642,943)	(3,137,633)	(13,780,576)
Stock-based compensation	-	-	-		-	13,211	-	13,211
Net loss	-	-	-		-	-	(80,587)	(80,587)
Balance – December 31, 2021	450,000	$45	4,562,500		$456	$-	$(3,219,691)	$(3,219,190)
Accretion of redeemable shares of Class A common stock to redemption value	-	-	-		-	(151,652)	(995,272)	(1,146,924)
Stock-based compensation	-	-	-		-	151,652	-	151,652
Net income	-	-	-		-	-	65,456	65,456
Balance – December 31, 2022	450,000	$45	4,562,500		$456	$-	$(4,149,507)	$(4,149,006)

(1)	This number was retroactively adjusted in 2021 to reflect the recapitalization of the Company in the form of a 35/26-for-1 stock split (see Note 6).
(2)	On December 20, 2021, 468,750 shares of Class B common stock were forfeited by the Sponsor (see Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$65,456	$(80,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	151,652	13,211
Interest income on investments held in the Trust Account	(1,785,712)	-
Changes in operating assets and liabilities:
Other assets	305,864	(305,864)
Prepaid expenses	367,397	(673,261)
Accrued expenses	393,153	24,463
Payables to related party	(1,013,764)	1,013,763
Franchise tax payable	183,227	6,575
Net cash used in operating activities	(1,332,727)	(1,700)

Cash flows from investing activities:
Cash deposited in Trust Account	-	(186,150,000)
Proceeds from Trust Account to pay franchise taxes	23,060	-
Sale of cash equivalents held in Trust Account	184,833,987	-
Purchases of cash equivalents held in Trust Account	(186,000,000)	-
Purchase of available-for-sale debt securities held in Trust Account	(184,833,987)	-
Maturity of available-for-sale debt securities held in Trust Account	186,000,000	-
Net cash provided by (used in) investing activities	23,060	(186,150,000)

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	836,710	3,650,000
Proceeds received from initial public offering	-	182,500,000
Proceeds received from private placement	-	4,500,000
Offering costs paid	-	(3,929,918)
Deferred offering costs paid by related party	-	(95,425)
Net cash provided by financing activities	836,710	186,624,657

Net change in cash	(472,957)	472,957
Cash - beginning of the period	497,957	25,000
Cash - end of the period	$25,000	$497,957

Supplemental disclosure of non-cash financing activities
Prepaid expense paid with payables to related party	$59,500	$-

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

As of December 31, 2022, the Company had not commenced operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. During the years ended December 31, 2022 and 2021, the Company generated non-operating income in the form of interest income on investments in money market funds that invest in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. In addition, during the year ended December 31, 2022, the Company generated non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Liquidity and Capital Resources

As of December 31, 2022 and 2021, the Company had $25,000 and approximately $498,000, respectively, of cash in its operating account. As of December 31, 2022 and 2021, the Company had a working capital deficit of approximately $4,765,000 and $3,525,000, respectively. As of December 31, 2022 and 2021, approximately $1,763,000 and $0, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through December 31, 2022 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Company’s initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, approximately $4,487,000 and $3,650,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of December 31, 2022 and 2021, these amounts included approximately $837,000 and $0, respectively, outstanding under the Sponsor Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note (see Note 4). As of both December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax depending on a number of factors. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by SPACs are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. Management will continue to monitor any updates to the Company’s business along with guidance issued with respect to the IR Act to determine any impact on the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both December 31, 2022 and 2021. The Company’s investments held in the Trust Account as of both December 31, 2022 and 2021 were comprised of cash equivalents.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the years ended December 31, 2022 and 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of both December 31, 2022 and 2021, 18,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per share of common stock is computed by dividing net income (loss) applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$51,352	$1,266	$12,838	$(9,678)	$(239)	$(70,670)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	18,250,000	450,000	4,562,500	600,000	14,795	4,381,164
Basic and diluted net income (loss) per share of common stock	$0.00	$0.00	$0.00	$(0.02)	$(0.02)	$(0.02)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both December 31, 2022 and 2021, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has been subject to income tax examinations by major taxing authorities since inception.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the years ended December 31, 2022 and 2021, the Company recorded income tax expense of approximately $326,000 and $0, respectively. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was 83.3% and 0%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to start-up costs, which are currently not deductible as they are deferred for tax purposes.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

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

New Accounting Pronouncement

In August 2020, the FASB ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for the Company beginning January 1, 2024, can be applied using either a modified retrospective or a fully retrospective method of transition and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. As a result, the Company recognized approximately $145,000 and $13,000 of compensation expense at fair value that was presented in the Company’s statements of operations for the years ended December 31, 2022 and 2021, respectively. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 Founder Shares were forfeited by the Sponsor, so that the Founder Shares represent 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 Founder Shares outstanding and held by the Sponsor and independent directors of the Company. All share and per share amounts have been retroactively adjusted. The Founder Shares will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

Private Placement Units

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 450,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($4,500,000 in the aggregate). Each Private Placement Unit consists of one share of Class A common stock (the “Private Placement Shares”) and one-third of one warrant (each whole warrant, a “Private Placement Warrant”). Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. On December 20, 2022, the Sponsor transferred 2,500 shares of Class A common stock to an independent director of the Company. As a result, the Company recognized approximately $6,000 of compensation expense at fair value that was presented in the Company’s statement of operations for the year ended December 31, 2022.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Company’s initial Business Combination. For the years ended December 31, 2022 and 2021, the Company paid $120,000 and approximately $4,000, respectively, for office space and administrative fees. As of December 31, 2022 and 2021, approximately $4,487,000 and $3,650,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of December 31, 2022 and 2021, these amounts included approximately $837,000 and $0, respectively, outstanding under the Sponsor Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance is included in Payables to related parties on the accompanying balance sheets. As of December 31, 2022 and 2021, the Company had accounts payable outstanding to the Sponsor for such expenses paid on the Company’s behalf of $0 and approximately $1,014,000, respectively.

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

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both December 31, 2022 and 2021, there were 450,000 shares of Class A common stock issued and outstanding, excluding 18,250,000 shares subject to possible redemption. As of both December 31, 2022 and 2021, the outstanding shares of Class A common stock comprise of 450,000 shares included in the Private Placement Units. The shares of Class A common stock included in the Private Placement Units do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of both December 31, 2022 and 2021, there were 4,562,500 shares of Class B common stock issued and outstanding. In connection with the underwriter advising the Company that it would not exercise the remaining portion of the over-allotment option, the Sponsor forfeited 468,750 shares of Class B common stock, such that the initial stockholders would collectively own 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares).

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

In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 Founder Shares outstanding and held by the Sponsor. Information contained in the financial statements has been retroactively adjusted for the stock split. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 Founder Shares to two of the independent directors of the Company. On December 20, 2021, the Sponsor forfeited 468,750 shares of Class B common stock, resulting in an aggregate of 4,562,500 Founder Shares outstanding and held by the Sponsor and two of the independent directors of the Company.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Note 7—Warrants

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

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income from investments held in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are currently not deductible. There was approximately $326,000 of federal income tax expense for the year ended December 31, 2022 and no income tax expense for the year ended December 31, 2021.

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Current
Federal	$325,926	$-
State	-	-
Deferred	-	-
Federal	(241,096)	(17,238)
State	-	-
Change in valuation allowance	241,096	17,238
Income tax provision	$325,926	$-

The Company’s net deferred tax assets as of December 31, 2022 and 2021 are as follows:

	As of December 31,
	2022	2021
Deferred tax assets
Start-up/organizational costs	$225,042	$12,653
Deferred compensation	33,292	2,774
Net operating loss carryforwards	-	1,811
Total deferred tax assets	258,334	17,238
Valuation allowance	(258,334)	(17,238)
Deferred tax assets, net of allowance	$-	$-

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

There were no unrecognized tax benefits as of both December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of both December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in valuation allowance	61.9%	(21.4)%
Other	0.4%	0.4%
Effective Tax Rate	83.3%	-%

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$187,912,652	$-	$-	$187,912,652
Total	$187,912,652	$-	$-	$187,912,652

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$186,150,000	$-	$-	$186,150,000
Total	$186,150,000	$-	$-	$186,150,000

Level 1 assets as of both December 31, 2022 and 2021 include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein. (3)
1.2	Business Combination Marketing Agreement, dated December 15, 2021, by and between the Company and CF&Co. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 15, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated December 15, 2021, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (3)
10.2	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental, as trustee. (3)
10.3	Registration Rights Agreement, dated December 15, 2021, by and among the Company, the sponsor and the holders party thereto. (3)
10.4	Expense Reimbursement Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.5	Private Placement Units Purchase Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated December 7, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated December 15, 2021, issued to the sponsor. (3)
10.9	Administrative Services Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.10	Forward Purchase Contract, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.11	Sponsor Loan Note, dated December 15, 2021, issued to the sponsor. (3)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on March 1, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 12, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	CF Acquisition Corp. VII

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 31, 2023
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 31, 2023
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Robert Sharp	Director	March 31, 2023
Robert Sharp

/s/ Natasha Cornstein	Director	March 31, 2023
Natasha Cornstein

/s/ Steven Bisgay	Director	March 31, 2023
Steven Bisgay

/s/ Douglas Barnard	Director	March 31, 2023
Douglas Barnard