Form 10-Q
period 2023-06-30
CF Acquisition Corp. VII
filed 2023-08-14
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 19,196,081 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	June 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$ 25,000
Prepaid expenses	490,676		305,864
Total Current Assets	515,676		330,864
Cash equivalents held in Trust Account	150,059,815		187,912,652
Total Assets	$150,575,491		$188,243,516

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$943,059		$419,086
Franchise tax payable	50,000		189,802
Sponsor loan – promissory notes	5,665,836		4,486,710
Excise tax payable	413,585		—
Total Liabilities	7,072,480		5,095,598

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,303,581 and 18,250,000 shares issued and outstanding at redemption value of $10.43 and $10.26 per share as of June 30, 2023 and December 31, 2022, respectively	149,162,522		187,296,924

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none.issued or outstanding as of both June 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 and 450,000 shares issued and outstanding (excluding 14,303,581 and 18,250,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	489	(1)	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 and 4,562,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12	(1)	456
Accumulated deficit	(5,660,012)		(4,149,507)
Total Stockholders’ Deficit	(5,659,511)		(4,149,006)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$150,575,491		$188,243,516

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023		2022

General and administrative costs	$292,534	$265,134	$608,936		$532,225
Administrative expenses - related party	30,000	30,000	60,000		60,000
Franchise tax expense	80,000	50,000	130,000		100,013
Loss from operations	(402,534)	(345,134)	(798,936)		(692,238)
Interest income on investments held in the Trust Account	2,012,490	451,217	3,688,541		454,788
Interest expense on mandatorily redeemable Class A common stock	(1,533,745)	—	(1,533,745)		—
Net income (loss) before provision for income taxes	76,211	106,083	1,355,860		(237,450)
Provision for income taxes	405,823	72,692	747,294		72,692
Net income (loss)	$(329,612)	$33,391	$608,566		$(310,142)

Weighted average number of shares of common stock outstanding:
Class A – Public shares	17,556,124	18,250,000	17,899,207		18,250,000
Class A – Private placement	1,328,736 (1)	450,000	918,931	(1)	450,000
Class B – Common stock	3,683,764 (1)	4,562,500	4,093,569	(1)	4,562,500
Basic and diluted net income (loss) per share:
Class A - Public shares	$(0.01)	$0.00	$0.03		$(0.01)
Class A - Private placement	$(0.01)	$0.00	$0.03		$(0.01)
Class B - Common stock	$(0.01)	$0.00	$0.03		$(0.01)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	450,000	$45	4,562,500	$456	$—	$(4,149,507)	$(4,149,006)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(1,610,456)	(1,610,456)
Net income	—	—	—	—	—	938,178	938,178
Balance – March 31, 2023	450,000	$45	4,562,500	$456	$—	$(4,821,785)	$(4,821,284)
Share conversion(1)	4,442,500	444	(4,442,500)	(444)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(508,615)	(508,615)
Net loss	—	—	—	—	—	(329,612)	(329,612)
Balance – June 30, 2023	4,892,500	$489	120,000	$12	$—	$(5,660,012)	$(5,659,511)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

For the Three and Six Months Ended June 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance – December 31, 2021	450,000	$45	4,562,500	$456	$—	$(3,219,691)	$—	$(3,219,190)
Stock-based compensation	—	—	—	—	39,632	—	—	39,632
Net loss	—	—	—	—	—	(343,533)	—	(343,533)
Balance - March 31, 2022	450,000	$45	4,562,500	$456	$39,632	$(3,563,224)	$—	$(3,523,091)
Net income	—	—	—	—	—	33,391	—	33,391
Stock-based compensation	—	—	—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	—	—	(404,033)	(404,033)
Balance – June 30, 2022	450,000	$45	4,562,500	$456	79,266	$(3,529,833)	$(404,033)	$(3,854,099)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$608,566	$(310,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	—	79,266
Interest income on investments held in the Trust Account	(3,688,541)	(454,788)
Interest expense on mandatorily redeemable Class A common stock	1,120,160	—
Changes in operating assets and liabilities:
Other assets	—	305,864
Prepaid expenses	(184,812)	1,017
Accrued expenses	523,973	102,692
Payables to related party	—	(932,634)
Franchise tax payable	(139,802)	82,039
Excise tax payable	413,585	—
Net cash used in operating activities	(1,346,871)	(1,126,686)

Cash flows from investing activities
Proceeds from the Trust Account to pay franchise taxes	269,852	561
Proceeds from the Trust Account to pay income taxes	327,000	—
Proceeds from the Trust Account to redeem Public Shares	41,373,633	—
Sale of cash equivalents held in the Trust Account	—	184,833,987
Purchases of available-for-sale debt securities held in the Trust Account	—	(184,833,987)
Cash deposited in the Trust Account	(429,107)	—
Net cash provided by investing activities	41,541,378	561

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,179,126	734,297
Redemption payment for Public Shares	(41,373,633)	—
Net cash (used in) provided by financing activities	(40,194,507)	734,297

Net change in cash	—	(391,828)
Cash - beginning of the period	25,000	497,957
Cash - end of the period	$25,000	$106,129
Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$548,716	$—
Supplemental disclosure of cash flow information
Cash paid for income taxes	$327,000	$—

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

As of June 30, 2023, the Company had not commenced operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2023 and 2022, the Company generated non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the three and six months ended June 30, 2022, the Company also generated non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

On June 16, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from June 20, 2023 to March 20, 2024 (or such shorter period of time as determined by the Company’s board of directors) (the “Extension”). In connection with the Extension, the Sponsor agreed to loan the Company an aggregate amount of up to $3,861,967 (the “Extension Loan”), with (i) $429,107 ($0.03 for each Public Share that was not redeemed in connection with the Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Extension Loan on June 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2023 and ending on the 20th day of each subsequent month), or portion thereof, that is needed by the Company to complete the Business Combination. The Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of the Business Combination. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

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

Failure to Consummate a Business Combination — The Company has until March 20, 2024 (which was originally June 20, 2023 and has been extended by the Extension), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial stockholders have agreed to waive their liquidation rights from the Trust Account with respect to the Founder Shares and the Private Placement Shares if the Company fails to complete the Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.20 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account below $10.20 per share. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account, except for the Company’s underwriters and independent registered public accounting firm.

Liquidity and Capital Resources

As of both June 30, 2023 and December 31, 2022, the Company had $25,000 of cash in its operating account. As of June 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $6,557,000 and approximately $4,765,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $3,734,000 and approximately $1,763,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On June 16, 2023, the Company entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account on June 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2023 and ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

As of June 30, 2023 and December 31, 2022, approximately $5,666,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included approximately $1,587,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $429,000 and $0, respectively, outstanding under the Extension Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note (see Note 4). As of both June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2023 and December 16, 2021, respectively.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 20, 2024 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

As of June 30, 2023, the Company recognized excise tax payable of approximately $414,000 on its unaudited condensed balance sheet in connection with the Extension vote and the resulting redemption of Public Shares as described above. In addition, for the three and six months ended June 30, 2023, the Company recognized approximately $414,000 of Interest expense on mandatorily redeemable Class A common stock on its unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both June 30, 2023 and December 31, 2022. The Company’s investments held in the Trust Account as of both June 30, 2023 and December 31, 2022 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and six months ended June 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of approximately $1,120,000 in the unaudited condensed statements of operations for the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 14,303,581 and 18,250,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income	$(256,405)	$(19,406)	$(53,801)	$26,196	$646	$6,549
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	17,556,124	1,328,736	3,683,764	18,250,000	450,000	4,562,500
Basic and diluted net income (loss) per share of common stock	$(0.01)	$(0.01)	$(0.01)	$0.00	$0.00	$0.00

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$475,427	$24,408	$108,731	$(243,313)	$(6,000)	$(60,829)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	17,899,207	918,931	4,093,569	18,250,000	450,000	4,562,500
Basic and diluted net income (loss) per share of common stock	$0.03	$0.03	$0.03	$(0.01)	$(0.01)	$(0.01)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2023, the Company recorded income tax expense of approximately $406,000 and $747,000, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 532.5% and 55.1%, respectively. During both the three and six months ended June 30, 2022, the Company recorded income tax expense of approximately $73,000. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 68.5% and (30.6)% respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

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

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 shares of Class B common stock outstanding and held by the Sponsor. All share and per share amounts have been retroactively adjusted. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized approximately $40,000 and $79,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed statements of operations for the three and six months ended June 30, 2022, respectively. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 shares of Class B common stock were forfeited by the Sponsor, so that the shares of Class B common stock represented 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 shares of Class B common stock outstanding (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) and held by the Sponsor and two of the independent directors of the Company. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

On June 12, 2023, the Company issued 4,442,500 shares of Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (the “Conversion”). The 4,442,500 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Business Combination as described in the prospectus for the Initial Public Offering.

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

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor has committed, pursuant to the Sponsor Loan, up to $1,750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For both the three months ended June 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees. For both the six months ended June 30, 2023 and 2022, the Company paid $60,000 for office space and administrative fees.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On June 16, 2023, the Company entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account on June 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2023 and ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by the Company to complete the Business Combination. The Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance may be prepaid at any time with funds outside the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $5,666,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included approximately $1,587,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $429,000 and $0, respectively, outstanding under the Extension Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,892,500 and 450,000 shares of Class A common stock issued and outstanding, excluding 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the Extension) and 18,250,000 shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of June 30, 2023, the outstanding shares of Class A common stock comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares excluding 14,303,581 shares subject to possible redemption. As of December 31, 2022, the outstanding shares of Class A common stock comprised of 450,000 Private Placement Shares. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of June 30, 2023, there were 120,000 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 4,562,500 shares of Class B common stock issued and outstanding.

Prior to the consummation of the Business Combination, only holders of shares of Class B common stock have the right to vote on the election of directors and holders of shares of Class A common stock are not entitled to vote on the election of directors during such time. Holders of shares of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

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

In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 shares of Class B common stock outstanding and held by the Sponsor. Information contained in the financial statements has been retroactively adjusted for the stock split. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. On December 20, 2021, the Sponsor forfeited 468,750 shares of Class B common stock, resulting in an aggregate of 4,562,500 shares of Class B common stock outstanding and held by the Sponsor and two of the independent directors of the Company as of such date.

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

June 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$150,059,815	$-	$-	$150,059,815
Total	$150,059,815	$-	$-	$150,059,815

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$187,912,652	$-	$-	$187,912,652
Total	$187,912,652	$-	$-	$187,912,652

As of both June 30, 2023 and December 31, 2022, Level 1 assets include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 20, 2021, an amount of $186,150,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Units and the proceeds of the Sponsor Note, was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

Upon the 24-month anniversary of the effective date of our registration statement for the Initial Public Offering, we plan to instruct Continental to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an Initial Business Combination or the liquidation of the Company, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement will no longer be invested in U.S. government debt securities or money market funds.

On June 12, 2023, we issued 4,442,500 shares of Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (the “Conversion”). The 4,442,500 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Initial Business Combination as described in the prospectus for the Initial Public Offering.

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from June 20, 2023 to March 20, 2024 (or such shorter period of time as determined by our board of directors) (the “Extension”). In connection with the Extension, the Sponsor agreed to loan us an aggregate amount of up to $3,861,967 (the “Extension Loan”), with (i) $429,107 ($0.03 for each Public Share that was not redeemed in connection with the Extension) (the “Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Extension Loan on June 16, 2023, and (ii) the Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2023 and ending on the 20th day of each subsequent month), or portion thereof, that is needed by us to complete the Initial Business Combination. The Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

We have until March 20, 2024 (which was originally June 20, 2023 and has been extended by the stockholder approval of the Extension as described above), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

Liquidity and Capital Resources

As of both June 30, 2023 and December 31, 2022, we had $25,000 of cash in our operating account. As of June 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $6,557,000 and approximately $4,765,000, respectively. As of June 30, 2023 and December 31, 2022, approximately $3,734,000 and approximately $1,736,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through June 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor committed up to $1,750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans.

On June 16, 2023, we entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account on June 16, 2023, and additional fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2023 and ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by us to complete the Initial Business Combination.

As of June 30, 2023 and December 31, 2022, approximately $5,666,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included approximately $1,587,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $429,000 an $0, respectively, outstanding under the Extension Loan and as of both periods $3,650,000 was outstanding under the Sponsor Note.

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

Results of Operations

Our entire activity from inception through June 30, 2023 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net loss of approximately $330,000, which consisted of approximately $1,534,000 of interest expense on mandatorily redeemable Class A common stock, approximately $406,000 of income tax expense, approximately $293,000 of general and administrative expenses, $80,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor, partially offset by approximately $2,013,000 of interest income from investments held in the Trust Account.

For the six months ended June 30, 2023, we had net income of approximately $609,000, which consisted of approximately $3,689,000 of interest income from investments held in the Trust Account, partially offset by approximately $1,534,000 of interest expense on mandatorily redeemable Class A common stock, approximately $747,000 of income tax expense, approximately $609,000 of general and administrative expenses, $130,000 of franchise tax expense and $60,000 of administrative expenses paid to the Sponsor.

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

For the six months ended June 30, 2022, we had a net loss of approximately $310,000, which consisted of approximately $532,000 of general and administrative expenses, approximately $100,000 of franchise tax expense, approximately $73,000 of income tax expense, and $60,000 of administrative expenses paid to the Sponsor partially offset by approximately $455,000 of interest income from investments held in the Trust Account.

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

On June 16, 2023, we entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of the Extension Loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2023 and December 31, 2022, approximately $5,666,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of June 30, 2023 and December 31, 2022, these amounts included approximately $1,587,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $429,000 and $0, respectively, outstanding under the Extension Loan, and as of both periods $3,650,000 was outstanding under the Sponsor Note.

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

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until March 20, 2024 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of approximately $1,120,000 in the unaudited condensed statements of operations for the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 14,303,581 and 18,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on February 19, 2021, as amended and declared effective on December 15, 2021 (File No. 333-253307), (ii) Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, as filed with the SEC on March 31, 2023 and 2022, respectively, (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively, and (iv) definitive proxy statement on Schedule 14A as filed with the SEC on May 19, 2023. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

On June 12, 2023, we issued an aggregate of 4,442,500 shares of Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor in the Conversion. The 4,442,500 shares of Class A common stock issued in connection with the Conversion are subject to the same restrictions as applied to the Class B common stock prior to the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of the Initial Business Combination as described in the prospectus for the Initial Public Offering.

(b) Use of Proceeds - Not Applicable.

(c) Issuer Purchases of Securities

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved the Extension. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	3,946,419	$10.48	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
3.1	First Amendment to Amended and Restated Certificate of Incorporation of the Company.(1)

10.1	Promissory Note of the Company issued in favor of the Sponsor, dated June 16, 2023.(1)

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 20, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VII

Date: August 14, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)