Form 10-Q
period 2023-09-30
CF Acquisition Corp. VII
filed 2023-11-13
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 19,196,081 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	September 30, 2023		December 31, 2022
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000		$25,000
Prepaid expenses	312,938		305,864
Total Current Assets	337,938		330,864
Cash equivalents held in Trust Account	153,133,576		187,912,652
Total Assets	$153,471,514		$188,243,516

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$1,326,701		$419,086
Franchise tax payable	40,000		189,802
Sponsor loan – promissory notes	7,120,393		4,486,710
Excise tax payable	413,585		—
Total Liabilities	8,900,679		5,095,598

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,303,581 and 18,250,000 shares issued and outstanding at redemption value of $10.62 and $10.26 per share as of September 30, 2023 and December 31, 2022, respectively	151,868,991		187,296,924

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2023 and December 31, 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 and 450,000 shares issued and outstanding (excluding 14,303,581 and 18,250,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	489	(1)	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 and 4,562,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	(1)	456
Accumulated deficit	(7,298,657)		(4,149,507)
Total Stockholders’ Deficit	(7,298,156)		(4,149,006)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$153,471,514		$188,243,516

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023		2022

General and administrative costs	$321,322	$260,255	$930,258		$792,480
Administrative expenses - related party	30,000	30,000	90,000		90,000
Franchise tax expense	30,000	50,000	160,000		150,013
Loss from operations	(381,322)	(340,255)	(1,180,258)		(1,032,493)
Interest income on investments held in the Trust Account	1,826,438	592,778	5,514,979		1,047,566
Interest expense on mandatorily redeemable Class A common stock	—	—	(1,533,745)		—
Net income before provision for income taxes	1,445,116	252,523	2,800,976		15,073
Provision for income taxes	377,292	113,983	1,124,586		186,675
Net income (loss)	$1,067,824	$138,540	$1,676,390		$(171,602)

Weighted average number of shares of common stock outstanding:
Class A – Public shares	14,303,581	18,250,000	16,683,040		18,250,000
Class A – Private placement	4,892,500	450,000	2,262,932	(1)	450,000
Class B – Common stock	120,000	4,562,500	2,749,568	(1)	4,562,500
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.06	$0.01	$0.08		$(0.01)
Class A - Private placement	$0.06	$0.01	$0.08		$(0.01)
Class B - Common stock	$0.06	$0.01	$0.08		$(0.01)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2023

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	450,000	$45	4,562,500	$456	$—	$(4,149,507)	$(4,149,006)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(1,610,456)	(1,610,456)
Net income	—	—	—	—	—	938,178	938,178
Balance – March 31, 2023	450,000	$45	4,562,500	$456	$—	$(4,821,785)	$(4,821,284)
Share conversion(1)	4,442,500	444	(4,442,500)	(444)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(508,615)	(508,615)
Net loss	—	—	—	—	—	(329,612)	(329,612)
Balance – June 30, 2023	4,892,500	$489	120,000	$12	$—	$(5,660,012)	$(5,659,511)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(2,706,469)	(2,706,469)
Net income	—	—	—	—	—	1,067,824	1,067,824
Balance – September 30, 2023	4,892,500	$489	120,000	$12	$—	$(7,298,657)	$(7,298,156)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

For the Three and Nine Months Ended September 30, 2022

	Common Stock				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit
Balance – December 31, 2021	450,000	$45	4,562,500	$456	$—	$(3,219,691)	$—	$(3,219,190)
Stock-based compensation	—	—	—	—	39,632	—	—	39,632
Net loss	—	—	—	—	—	(343,533)	—	(343,533)
Balance – March 31, 2022	450,000	$45	4,562,500	$456	$39,632	$(3,563,224)	$—	$(3,523,091)
Net income	—	—	—	—	—	33,391	—	33,391
Stock-based compensation	—	—	—	—	39,634	—	—	39,634
Other comprehensive loss	—	—	—	—	—	—	(404,033)	(404,033)
Balance – June 30, 2022	450,000	$45	4,562,500	$456	$79,266	$(3,529,833)	$(404,033)	$(3,854,099)
Net income	—	—	—	—	—	138,540	—	138,540
Stock-based compensation	—	—	—	—	39,633	—	—	39,633
Accretion of Class A common stock to redemption value	—	—	—	—	(118,899)	(394,504)	—	(513,403)
Other comprehensive income	—	—	—	—	—	—	307,106	307,106
Balance – September 30, 2022	450,000	$45	4,562,500	$456	$-	$(3,785,797)	$(96,927)	$(3,882,223)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$1,676,390	$(171,602)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party	1,005,389	183,293
Stock-based compensation	—	118,899
Interest income on investments held in the Trust Account	(5,514,979)	(1,047,566)
Interest expense on mandatorily redeemable Class A common stock	1,533,745	—
Changes in operating assets and liabilities:
Other assets	—	305,864
Prepaid expenses	541,642	243,707
Accrued expenses	907,615	237,916
Franchise tax payable	(149,802)	129,489
Net cash provided by operating activities	—	—

Cash flows from investing activities
Proceeds from the Trust Account to pay franchise taxes	309,852	561
Proceeds from the Trust Account to pay income taxes	327,000	—
Proceeds from the Trust Account to redeem Public Shares	41,373,633	—
Sale of cash equivalents held in the Trust Account	—	184,833,987
Purchases of available-for-sale debt securities held in the Trust Account	—	(184,833,987)
Cash deposited in the Trust Account	(1,716,430)	—
Net cash provided by investing activities	40,294,055	561

Cash flows from financing activities
Proceeds from related party – Sponsor loan	2,633,683	783,038
Redemption payment for Public Shares	(41,373,633)	—
Payment of related party payable	(1,554,105)	(1,256,556)
Net cash used in financing activities	(40,294,055)	(473,518)

Net change in cash	—	(472,957)
Cash - beginning of the period	25,000	497,957
Cash - end of the period	$25,000	$25,000
Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$548,716	$59,500
Supplemental disclosure of cash flow information
Cash paid for income taxes	$327,000	$—

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

As of September 30, 2023, the Company had not commenced operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and nine months ended September 30, 2023 and 2022, the Company generated non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the three and nine months ended September 30, 2022, the Company also generated non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Initial Business Combination – The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of both September 30, 2023 and December 31, 2022, the Company had $25,000 of cash in its operating account. As of September 30, 2023 and December 31, 2022, the Company had a working capital deficit of approximately $8,563,000 and approximately $4,765,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $5,521,000 and approximately $1,763,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, and the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On June 16, 2023, the Company entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

On September 29, 2023, the Company entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each of the Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $7,120,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $1,716,000 and $0, respectively, outstanding under the Extension Loan, as of both periods $3,650,000 outstanding under the Sponsor Note (see Note 4), and approximately $4,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

Basis of Presentation

The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2023 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K and the final prospectus filed by the Company with the SEC on March 31, 2023 and December 16, 2021, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

As of September 30, 2023, in connection with the Extension vote and the resulting Public Shares redemption the Company recognized excise tax payable of approximately $414,000 on its unaudited condensed balance sheet . In addition, for the three and nine months ended September 30, 2023, the Company recognized $0 and approximately $414,000, respectively, of Interest expense on mandatorily redeemable Class A common stock on its unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both September 30, 2023 and December 31, 2022. The Company’s investments held in the Trust Account as of both September 30, 2023 and December 31, 2022 were comprised of cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For the three and nine months ended September 30, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $0 and approximately $1,120,000 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 14,303,581 and 18,250,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$790,725	$270,465	$6,634	$108,688	$2,680	$27,172
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	14,303,581	4,892,500	120,000	18,250,000	450,000	4,562,500
Basic and diluted net income per share of common stock	$0.06	$0.06	$0.06	$0.01	$0.01	$0.01

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$1,289,080	$174,854	$212,456	$(134,626)	$(3,320)	$(33,656)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	16,683,040	2,262,932	2,749,568	18,250,000	450,000	4,562,500
Basic and diluted net income (loss) per share of common stock	$0.08	$0.08	$0.08	$(0.01)	$(0.01)	$(0.01)

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2023 and December 31, 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three and nine months ended September 30, 2023, the Company recorded income tax expense of approximately $377,000 and approximately $1,125,000, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 26.1% and 40.1%, respectively. During the three and nine months ended September 30, 2022, the Company recorded income tax expense of approximately $114,000 and approximately $187,000 respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 45.1% and 1,238.45%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

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

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 shares of Class B common stock outstanding and held by the Sponsor. All share and per share amounts have been retroactively adjusted. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized approximately $40,000 and $119,000 of compensation expense at fair value that was presented in the Company’s unaudited condensed statements of operations for the three and nine months ended September 30, 2022, respectively. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 shares of Class B common stock were forfeited by the Sponsor, so that the shares of Class B common stock represented 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 shares of Class B common stock (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) outstanding and held by the Sponsor and two of the independent directors of the Company. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended Business Combination, , pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended September 30, 2023 and 2022, the Company paid $30,000 for office space and administrative fees, and for each of the nine months ended September 30, 2023 and 2022, the Company paid $90,000 for office space and administrative fees.

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

On June 16, 2023, the Company entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by the Company to complete the Business Combination.

On September 29, 2023, the Company entered into the 2023 Working Capital Loan in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

Each of the Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $7,120,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $1,716,000 and $0, respectively, outstanding under the Extension Loan, as of both periods $3,650,000 outstanding under the Sponsor Note, and approximately $4,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

CF ACQUISITION CORP. VII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,892,500 and 450,000 shares of Class A common stock issued and outstanding, excluding 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the Extension) and 18,250,000 shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of September 30, 2023, the outstanding shares of Class A common stock comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares excluding 14,303,581 shares subject to possible redemption. As of December 31, 2022, the outstanding shares of Class A common stock comprised of 450,000 Private Placement Shares. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As a result of the Conversion, as of September 30, 2023, there were 120,000 shares of Class B common stock issued and outstanding. As of December 31, 2022, there were 4,562,500 shares of Class B common stock issued and outstanding.

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

CF ACQUISITION CORP. VII
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$153,133,576	$-	$-	$153,133,576
Total	$153,133,576	$-	$-	$153,133,576

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$187,912,652	$-	$-	$187,912,652
Total	$187,912,652	$-	$-	$187,912,652

As of both September 30, 2023 and December 31, 2022, Level 1 assets include investments in a money market fund classified as cash equivalents; the fund holds U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Liquidity and Capital Resources

As of both September 30, 2023 and December 31, 2022, we had $25,000 of cash in our operating account. As of September 30, 2023 and December 31, 2022, we had a working capital deficit of approximately $8,563,000 and approximately $4,765,000, respectively. As of September 30, 2023 and December 31, 2022, approximately $5,521,000 and approximately $1,736,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through September 30, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”). If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On June 16, 2023, we entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967. The funding of the initial Monthly Amount was deposited into the Trust Account during June 2023. During the three months ended September 30, 2023, three additional fundings of the Monthly Amount were deposited into the Trust Account. Further fundings of the Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (ending on the 20th day of each subsequent month through March 20, 2024), or portion thereof, that is needed by us to complete the Initial Business Combination.

On September 29, 2023, we entered into a Working Capital Loan with the Sponsor in the amount of up to $1,000,000 (the “2023 Working Capital Loan”) in connection with advances the Sponsor will make to us for working capital expenses.

Each of the Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $7,120,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $1,716,000 and $0, respectively, outstanding under the Extension Loan, as of both periods $3,650,000 outstanding under the Sponsor Note, and approximately $4,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

Results of Operations

Our entire activity from inception through September 30, 2023 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of approximately $1,068,000, which consisted of approximately $1,826,000 of interest income from investments held in the Trust Account, partially offset by approximately $377,000 of income tax expense, approximately $321,000 of general and administrative expenses, $30,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2023, we had net income of approximately $1,676,000, which consisted of approximately $5,515,000 of interest income from investments held in the Trust Account, partially offset by approximately $1,534,000 of interest expense on mandatorily redeemable Class A common stock, approximately $1,125,000 of income tax expense, approximately $930,000 of general and administrative expenses, $160,000 of franchise tax expense and $90,000 of administrative expenses paid to the Sponsor.

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

In order to finance transaction costs in connection with an intended Initial Business Combination, the Sponsor loaned us $1,750,000 in the Sponsor Loan to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, after the Initial Public Offering and prior to the Initial Business Combination.

On June 16, 2023, we entered into the Extension Loan with the Sponsor in the amount of up to $3,861,967.

On September 29, 2023, we entered into the 2023 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses.

Each of the Extension Loan and 2023 Working Capital Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each of the Extension Loan and the 2023 Working Capital Loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2023 and December 31, 2022, approximately $7,120,000 and approximately $4,487,000, respectively, was outstanding under the loans payable by us to the Sponsor. As of September 30, 2023 and December 31, 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $1,716,000 and $0, respectively, outstanding under the Extension Loan, as of both periods $3,650,000 outstanding under the Sponsor Note, and approximately $4,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of $0 and approximately $1,120,000 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 14,303,581 and 18,250,000 shares, respectively, of Class A common stock subject to possible redemption are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Promissory Note of the Company issued in favor of the Sponsor, dated September 29, 2023.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VII

Date: November 13, 2023	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)