Form 10-K
period 2023-12-31
CF Acquisition Corp. VII
filed 2024-03-29
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2023, as reported by the Nasdaq Stock Market LLC was $151,331,887.

As of March 28, 2024, there were 10,160,134 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination, if necessary;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions, (ii) additional disclosures relating to dilution and conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions, (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions, and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Working Capital Loan” are to the loan made to us by the sponsor on September 29, 2023, in the aggregate amount of up to $1,000,000 for working capital expenses;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Affiliated Joint Acquisition” are to a business combination opportunity pursued jointly with Cantor (as defined below) or one or more entities affiliated with Cantor;

●	“ASC” are to Accounting Standards Codification guidance issued by the Financial Accounting Standards Board;

●	“BCMA” are to that certain business combination marketing agreement, dated December 15, 2021, by and between us and CF&Co. (as defined below);

●	“board of directors,” “board” or “directors” are to the board of directors of the Company;

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of ours, the sponsor (as defined below) and CF&Co. (as defined below);

●	“CF&Co.” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering (as defined below);

●	“Charter” are to our amended and restated certificate of incorporation filed with the Secretary of State of the State of Delaware on December 15, 2021, as amended on June 16, 2023 and March 14, 2024, and as may be further amended from time to time;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“Combination Period” are to the period from the closing of the initial public offering to March 20, 2025 (which was originally June 20, 2023, but has been extended due to the stockholder approval of the Extensions) that we have to consummate an initial business combination; provided that the Combination Period may be further extended pursuant to an amendment to the Charter approved by our stockholders and consistent with applicable laws, regulations and stock exchange rules;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of the trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extensions” are to the First Extension and the Second Extension;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Extension” are to the extension of the Combination Period from June 20, 2023 to March 20, 2024, as approved by our stockholders at a special meeting held on June 16, 2023;

●	“First Extension Loan” are to the loan made to us by the sponsor on June 16, 2023 in connection with the First Extension in the aggregate amount of $3,861,967 ($0.03 per month of the First Extension (or $0.27 per share for all nine months of the Second Extension) for each public share that was not redeemed in connection with the First Extension);

●	“First Extension Monthly Amount” are to the amount of the funding into the trust account by the sponsor pursuant to the First Extension Loan for each month of the First Extension in the amount of approximately $429,107 per month ($0.03 for each public share that was not redeemed in connection with the First Extension);

●	“Founder Share Conversion” are to the issuance on June 12, 2023 of 4,442,500 shares of Class A common stock to the sponsor upon the conversion of an equal number of shares of Class B common stock held by the sponsor as founder shares (as defined below);

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in the private placement (as defined below) and the shares of Class A common stock (i) issued upon the conversion of certain shares of our Class B common stock in the Founder Share Conversion and (ii) that will be issued upon the automatic conversion of the remaining shares of Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such shares of Class A common stock will not be “public shares” (as defined below));

●	“FPA” are to the forward purchase contract, dated December 15, 2021, between us and the sponsor;

●	“FPS” are to the 1,000,000 units and 250,000 shares of Class A common stock issuable pursuant to the FPA;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that we consummated on December 20, 2021;

●	“initial stockholders” are to the sponsor and any other holders of our founder shares prior to the initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers;

●	“Marketing Fee” are to the cash fee payable to CF&Co. pursuant to the BCMA upon the consummation of our initial business combination in an amount of $6,537,500, which is equal to, in the aggregate, 3.5% of the gross proceeds of the base offering in the initial public offering and 5.5% of the gross proceeds from the partial exercise of the underwriters’ over-allotment option;

●	“Nasdaq” are to the Nasdaq Global Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Pre-IPO Note” are to the loan made to us by the sponsor prior to the initial public offering of up to $300,000 to be used for a portion of the expenses of the initial public offering;

●	“private placement” are to the private placement of the private placement units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to the sponsor in the private placement, which private placement units are identical to the units sold in the initial public offering, subject to certain limited exceptions as described in our Registration Statement (as defined below);

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares;

v

●	“public warrants” are to our redeemable warrants sold as part of the units in the initial public offering (whether they were purchased in the initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 filed with the SEC on February 19, 2021, as amended, and declared effective on December 15, 2021 (File No. 333-253307);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are to the extension of the Combination Period from March 20, 2024 to March 20, 2025, as approved by our stockholders at a special meeting held on March 14, 2024;

●	“Second Extension Loan” are to the loan made to us by the sponsor on March 14, 2024 in connection with the Second Extension in the aggregate amount of up to $1,200,000 ($100,000 per month of the Second Extension);

●	“Second Extension Monthly Amount” are to the amount of the funding into the trust account by the sponsor pursuant to the Second Extension Loan for each month of the Second Extension in the amount of $100,000 per month;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CFAC Holdings VII, LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“Sponsor Loan” are to the loan of $1,750,000 made to us by the sponsor to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to an initial business combination, which loan has been fully drawn by us;

●	“sponsor note” are to the promissory note we issued in favor of the sponsor pursuant to which the sponsor agreed to lend us up to $4,025,000, of which $3,650,000 was drawn at the closing of the initial public offering, and which note bears no interest;

●	“trust account” are to the trust account we established in connection with the IPO pursuant to the Trust Agreement;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated December 15, 2021, by and between us and Continental, as trustee, as amended;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“warrants” are to our redeemable warrants, which include the public warrants and the private placement warrants;

●	“we,” “us,” “Company” or “our company” are to CF Acquisition Corp. VII;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm; and

●	“Working Capital Loans” are to loans the initial stockholders or an affiliate of the initial stockholders or certain of our directors and officers may make to us if the Sponsor Loan is insufficient to meet our working capital requirements in order to provide additional working capital or finance transaction costs in connection with an initial business combination.

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

On June 12, 2023, we issued an aggregate of 4,442,500 shares of Class A common stock to the sponsor upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Share Conversion. The 4,442,500 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Registration Statement.

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved the First Extension. In connection with the First Extension, the sponsor agreed to loan us an aggregate amount of up to $3,861,967 pursuant to the First Extension Loan, with the First Extension Monthly Amount deposited into the trust account for each calendar month of the First Extension. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the First Extension, 3,946,419 public shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the trust account.

On March 14, 2024, at a special meeting of our stockholders, our stockholders approved the Second Extension. In connection with the Second Extension, the sponsor agreed to loan us an aggregate amount of up to $1,200,000 pursuant to the Second Extension Loan, with (i) the Second Extension Monthly Amount deposited into the trust account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the trust account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete an initial business combination. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the Second Extension, 9,035,947 public shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the trust account.

Following the Founder Share Conversion and the redemptions in connection with the Extensions, (i) there are 10,160,134 shares of Class A common stock issued and outstanding and 120,000 shares of Class B common stock issued and outstanding, and (ii) the sponsor holds 48.1% of our issued and outstanding shares of common stock.

We must complete our initial business combination by March 20, 2025 (or an earlier time if the board determines not to continue to extend the term pursuant to the Second Extension). If our initial business combination is not consummated by the end of the Combination Period, unless we extend such time with the consent of our stockholders, then we will proceed to liquidate, and we will distribute all amounts in the trust account.

Our units, public shares and public warrants are each traded on Nasdaq under the symbols “CFFSU,” “CFFS” and “CFFSW,” respectively. Our units commenced public trading on December 16, 2021, and our public shares and public warrants commenced separate public trading on February 10, 2022.

Business Strategy

Our acquisition and value creation strategy is to identify and acquire a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our management team and those of the sponsor and its affiliates that we believe should provide us with a number of business combination opportunities. We are deploying a proactive sourcing strategy of potential target companies.

Our management team and Cantor and its affiliates have experience in:

●	sourcing, structuring, acquiring and selling businesses;

●	fostering relationships with sellers, capital providers and target management teams;

●	negotiating transactions favorable to investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

●	operating companies, setting and changing strategies, and identifying, monitoring and recruiting talent;

●	acquiring and integrating companies; and

●	developing and growing companies, both organically and through acquisitions and strategic transactions and expanding the product range and geographic footprint of their businesses.

Investment Criteria

While we initially sought to acquire one or more businesses with an aggregate enterprise value of approximately $350 million to $1.0 billion or more, in light of the reductions of the amount held in the trust account resulting from redemptions in connection with the Extensions, we are also seeking one or more businesses with an aggregate enterprise value below such range but greater than the amount in the trust account. At the time of the initial public offering, we developed the following high level, non-exclusive investment criteria that we use to screen for and evaluate target businesses. We have sought and are seeking to acquire a business that (1) has sustainable competitive advantages, (2) generates, or has the potential to generate, predicable free cash flows, (3) would benefit from the capabilities of the sponsor and management team to improve its operations and market position, (4) has an experienced and capable management team, (5) has the potential to grow both organically and through additional acquisitions and (6) can be acquired at an attractive valuation to maximize potential returns to our stockholders.

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

We may, at our option, pursue an Affiliated Joint Acquisition. We do not expect that we would pursue any such opportunity with another SPAC sponsored by Cantor. Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in the trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we are targeting businesses with enterprise values that may be greater than the amount held in the trust account and the amount we will receive from the sale of the FPS, and, as a result, if any cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our Business Combination Process

In evaluating prospective business combinations, we have conducted, and expect to continue to conduct, a thorough due diligence review that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, document reviews, as well as a review of financial, operational, legal and other information which has been and will be made available to us and which we deem appropriate. We have also utilized, and will continue to utilize, our expertise and the sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor or its affiliates, the sponsor or our officers or directors, including an Affiliated Joint Acquisition. In the event we seek to complete our initial business combination with a business that is affiliated with Cantor or its affiliates, the sponsor or our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions that our initial business combination is fair to our stockholders from a financial point of view. The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of our initial business combination, 1,000,000 of our units on substantially the same terms as the sale of units in the initial public offering at $10.00 per unit, and 250,000 shares of Class A common stock (for no additional consideration). The funds from the sale of the FPS will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

The sponsor made the sponsor note to us simultaneously with the closing of the initial public offering.

Cantor is the beneficial owner of founder shares, private placement shares and private placement warrants by virtue of its ownership of the sponsor and members of our management team may indirectly own such securities. The sponsor has transferred shares of Class B common stock and private placement shares to our independent directors and we have paid a cash fee to one of our independent directors, as further described herein. Because of such ownership and interests, Cantor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

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

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including to clients of Cantor, other SPACs that may be sponsored by Cantor in the future (“Cantor SPACs”) or other affiliates of the sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Any such companies, businesses or investments, including any Cantor SPAC, may compete with us for business combination opportunities. If any such companies, businesses or investments, including any Cantor SPAC, decides to pursue any such opportunity, we may be precluded from pursuing such opportunities.

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

In addition, only holders of our shares of Class B common stock have the right to vote on the election of directors prior to the consummation of our initial business combination. As a result, Nasdaq considers us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have utilized, and will continue to utilize, these exemptions.

Financial Position

With funds available for an initial business combination in the amount of approximately $151.5 million as of December 31, 2023, based on the balance of the trust account as of such date but excluding the amount of the sponsor note and any expected proceeds from the issuance of the FPS, which amount has subsequently been reduced as a result of the redemptions in the Second Extension as described elsewhere in this Report and which is subject to our right to withdraw interest from the trust account to pay any taxes (other than Excise Tax), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure any third party financing and there can be no assurance any third party financing will be available to us.

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

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as the sponsor and its affiliates, have brought, and may bring, to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and the sponsor and its affiliates.

We may also contact targets that any of the other SPACs sponsored by Cantor had considered if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including to clients of Cantor, a Cantor SPAC or other affiliates of the sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Any such companies, businesses or investments, including any Cantor SPAC, may compete with us for business combination opportunities. If any such companies, businesses or investments, including any Cantor SPAC, decides to pursue any such opportunity, we may be precluded from pursuing such opportunities.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.

In evaluating prospective target businesses, we have conducted, and expect to continue to conduct, a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that is made available to us.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay the Marketing Fee to CF&Co. upon the consummation of our initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

Furthermore, the future role of members of our management team and key personnel, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. We cannot assure our stockholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2023, the amount in the trust account was approximately $10.85 per public share, provided that this amount has not been reduced to account for interest that we will withdraw to pay for current taxes payable and is further subject to our right to withdraw additional interest from the trust account to pay any additional taxes (other than Excise Tax). The redemption price per public share in the Second Extension was approximately $10.94. The sponsor and our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares, private placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by the sponsor, which number will be based on the requirement that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, the sponsor and our officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and private placement shares, we would need only 127,567, or 2.4%, of the 5,267,634 outstanding public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 20 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against a proposed business combination.

The Charter provides that we may only redeem our public shares so long as our net tangible assets are at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

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

If we do not consummate an initial business combination by the end of the Combination Period, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from any amounts held outside of the trust account, together with any loans committed by the sponsor, although we cannot assure our stockholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.84 per share as of December 31, 2023 (which amount takes into account our estimate of interest that may be withdrawn to pay our taxes (other than Excise Tax) and the $100,000 of interest that may be withdrawn to pay dissolution expenses). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure our stockholders that the actual per-share redemption amount received by stockholders will not be substantially less than $10.84. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure our stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. The sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable from interest, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the sponsor to reserve for such indemnification obligations, nor have we independently verified whether the sponsor has sufficient funds to satisfy its indemnity obligations and believe that the sponsor’s only assets are securities of our company. Therefore, we cannot assure our stockholders that the sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and dissolution expenses, and the sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against the sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against the sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked the sponsor to reserve for such indemnification obligations and we cannot assure our stockholders that the sponsor would be able to satisfy those obligations. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We will seek to reduce the possibility that the sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. The sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside of the trust account of $25,000 as of December 31, 2023 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from the trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by the end of the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, the sponsor may be liable if no waiver against the trust account is executed, only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and dissolution expenses and will not be liable as to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure our stockholders we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all of the amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure our stockholders that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of the Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Our public stockholders previously were entitled to receive funds from the trust account if they opted to redeem their public shares in connection with the stockholder votes to approve each of the Extensions. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in such stockholder’s redemption of its shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of the Charter, like all provisions of the Charter, may be amended with a stockholder vote.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. GAAP, or the International Financial Reporting Standards, as issued by the International Accounting Standards Board, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure our stockholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with U.S. GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 under the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	We are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target.

●	We may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame.

●	Our expectations around the performance of a prospective target business or businesses may not be realized.

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination.

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination.

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption.

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination.

●	Trust account funds may not be protected against third party claims or bankruptcy.

●	An active market for our public securities’ may not develop and our stockholders will have limited liquidity and trading.

●	Our financial performance following a business combination may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

●	There may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target.

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

●	We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

●	We may engage one or more of the underwriters from our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. CF&Co. is entitled to receive the Marketing Fee that will be released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

●	We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because the sponsor and our officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by the end of the Combination Period, our public stockholders may receive only approximately $10.84 per share as of December 31, 2023 (which amount takes into account our estimate of interest that may be withdrawn to pay our taxes (other than Excise Tax) and the $100,000 of interest that may be withdrawn to pay dissolution expenses and is subject to our right to withdraw interest from the trust account to pay any additional taxes (other than Excise Tax)) or less than such amount in certain circumstances, on the liquidation of the trust account and our warrants will expire worthless.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the conflict in the Middle East.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere and other disruptions to the equity or debt capital markets, including as a result of inflation in the United States and elsewhere, may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	There may be fewer attractive targets available for acquisition due to the increased number of SPACs that have gone public in recent years and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States.

●	The Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption.

●	The Second Extension may cause us to contravene Nasdaq rules if the Combination Period is extended past 36 months from our initial public offering and, as a result, Nasdaq could suspend trading in our securities or delist our securities from Nasdaq.

●	There is substantial doubt about our ability to continue as a “going concern”.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies provided by third parties, including information systems, infrastructure and cloud applications and services. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Sophisticated and deliberate attacks on, or security breaches in, the systems or infrastructure that we use could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and our results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC business combination transactions, (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions, (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions, and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial business combination, (ii) adversely affect our ability to complete an initial business combination, and (iii) cause us to liquidate at an earlier time than we might otherwise choose.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome compliance requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to regulation as an investment company under the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government securities. The holding of the assets in the trust account in such permitted investments was intended to be temporary and for the sole purpose of facilitating an initial business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increased the longer that we held investments in the trust account, in December 2023, we instructed Continental, as trustee of the trust account, to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an investment company within the meaning of the Investment Company Act. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A common stock or pre-initial business combination activity; or (iii) absent an initial business combination within the Combination Period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.84 per public share as of December 31, 2023 (which amount takes into account our estimate of interest that may be withdrawn to pay our taxes (other than Excise Tax) and the $100,000 of interest that may be withdrawn to pay dissolution expenses) and our warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2022 and 2021, as filed with the SEC on March 31, 2023 and March 31, 2022, respectively, (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively, and (iv) Definitive Proxy Statements on Schedule 14A as filed with the SEC on May 19, 2023, December 8, 2023 and February 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate an initial business combination. However, because the assets in our trust account are held in a demand deposit account at a bank and we also depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

Our board and audit committee oversee risk for our company and are generally responsible for the oversight of risks from cybersecurity threats. Our management will promptly report to our board and audit committee any cybersecurity incidents impacting us and the measures that may be taken to mitigate such incidents. In the event of a cybersecurity incident, we intend to follow an incident response plan, which outlines the steps to be followed from incident identification, mitigation, recovery and notification to legal counsel and our board and audit committee. It is possible that the occurrence of any cybersecurity incidents, or a combination of them, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data and could have a material adverse effect on our business, financial condition or reputation. We have not encountered any cybersecurity incidents since our initial public offering.

Item 2. Properties.

Our executive offices are located at 110 East 59th Street, New York, NY 10022, and our telephone number is (212) 938-5000. The cost for our use of this space is included in the $10,000 per month fee we pay to the sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

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

On March 28, 2024, there was one (1) holder of record of our units, three (3) holders of record of our Class A common stock, three (3) holders of record of our Class B common stock and two (2) holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

On June 12, 2023, we issued an aggregate of 4,442,500 shares of Class A common stock to the sponsor upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Share Conversion. The shares of Class A common stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registered after completion of an initial business combination in accordance with the registration rights agreement, dated December 15, 2021, by and among us, the sponsor and the other parties thereto.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and the private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

In December 2023, we instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a U.S. bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report. However, in connection with the stockholder vote to approve the Second Extension in March 2024, public stockholders holding 9,035,947 public shares properly exercised their right to redeem such shares for a pro rata portion of the trust account, which public shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the trust account.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this Item regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Following the closing of the initial public offering and sale of private placement units on December 20, 2021, an amount of $186,150,000 ($10.20 per unit) from the net proceeds of the sale of the units in the initial public offering, the sale of the private placement units and the proceeds of the sponsor note, was placed in a trust account located in the United States at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee, which may be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the trust account, as described below. In December 2023, we instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at a U.S. bank, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation.

On June 12, 2023, we issued an aggregate of 4,442,500 shares of Class A common stock to the sponsor upon the conversion of an equal number of shares of Class B common stock held by the sponsor in the Founder Share Conversion. The 4,442,500 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the shares of Class B common stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the Registration Statement.

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved the First Extension. In connection with the First Extension, the sponsor agreed to loan us an aggregate amount of up to $3,861,967 pursuant to the First Extension Loan, with the First Extension Monthly Amount deposited into the trust account for each calendar month of the First Extension. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the First Extension, 3,946,419 public shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the trust account.

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

Recent Developments

On March 14, 2024, at a special meeting of our stockholders, our stockholders approved the Second Extension. In connection with the Second Extension, the sponsor agreed to loan us an aggregate amount of up to $1,200,000 pursuant to the Second Extension Loan, with (i) the Second Extension Monthly Amount deposited into the trust account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the trust account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete an initial business combination. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination. In connection with the stockholder vote to approve the Second Extension, 9,035,947 public shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the trust account.

Following the Founder Share Conversion and the redemptions in connection with the Extensions, (i) there are 10,160,134 shares of Class A common stock issued and outstanding and 120,000 shares of Class B common stock issued and outstanding, and (ii) the sponsor holds 48.1% of our issued and outstanding shares of common stock.

Liquidity and Capital Resources

As of both December 31, 2023 and 2022, we had $25,000 of cash in our operating account. As of December 31, 2023 and 2022, we had a working capital deficit of approximately $9,382,000 and approximately $4,765,000, respectively. As of December 31, 2023 and 2022, we had approximately $6,282,000 and approximately $1,763,000, respectively, of interest income from the trust account available to pay taxes.

Our liquidity needs through December 31, 2023 have been satisfied through a contribution of $25,000 from the sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the sponsor pursuant to the Pre-IPO Note, the proceeds from the consummation of the private placement with the sponsor not held in the trust account, the Sponsor Loan and the 2023 Working Capital Loan. We fully repaid the Pre-IPO Note upon completion of the initial public offering. In addition, in order to finance transaction costs in connection with an initial business combination, pursuant to the Sponsor Loan, the sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination, which Sponsor Loan has been fully drawn by us.

If the Sponsor Loan is insufficient, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans.

On September 29, 2023, we entered into the 2023 Working Capital Loan with the sponsor in the amount of up to $1,000,000 in connection with advances the sponsor will make to us for working capital expenses.

On June 16, 2023, we entered into the First Extension Loan with the sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the trust account for each calendar month of the First Extension. As of December 31, 2023, a total of approximately $3,004,000 has been drawn down under the First Extension Loan.

On March 14, 2024, we entered into the Second Extension Loan with the sponsor in the amount of up to $1,200,000, with (i) the Second Extension Monthly Amount deposited into the trust account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the trust account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete an initial business combination. As of December 31, 2023, no amount had been drawn down under the Second Extension Loan.

As of December 31, 2023 and 2022, there was approximately $8,462,000 and approximately $4,487,000, respectively, outstanding under the loans payable by us to the sponsor. As of December 31, 2023 and 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $3,004,000 and $0, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note and approximately $58,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

Results of Operations

Our entire activity from inception through December 31, 2023 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, to locating and completing a suitable initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on investments held in the trust account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had net income of approximately $2,906,000, which consisted of approximately $7,434,000 of interest income on investments held in the trust account, partially offset by approximately $1,534,000 of interest expense on mandatorily redeemable Class A common stock, approximately $1,534,000 of income tax expense, approximately $1,140,000 of general and administrative expenses, $200,000 of franchise tax expense, and $120,000 of administrative expenses paid to the sponsor.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflicts in Ukraine, the Middle East and Southwest Asia. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Contractual Obligations

Business Combination Marketing Agreement

We engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with the initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay the Marketing Fee to CF&Co. upon the consummation of our initial business combination.

Related Party Loans

In connection with our initial public offering, we executed the sponsor note in favor of the sponsor pursuant to which we borrowed $3,650,000 from the sponsor.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor loaned us $1,750,000 pursuant to the Sponsor Loan to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the sponsor, after the initial public offering and prior to our initial business combination, which Sponsor Loan has been fully drawn by us.

On June 16, 2023, we entered into the First Extension Loan with the sponsor in the amount of up to $3,861,967. The First Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination.

On September 29, 2023, we entered into the 2023 Working Capital Loan. The 2023 Working Capital Loan bears no interest and is due and payable on the date on which we consummate our initial business combination. The principal balance of the 2023 Working Capital Loan may be prepaid at any time.

On March 14, 2024, we entered into the Second Extension Loan with the sponsor in the amount of up to $1,200,000. The Second Extension Loan does not bear interest and is repayable by us to the sponsor or its designees upon consummation of our initial business combination.

As of December 31, 2023 and 2022, there was approximately $8,462,000 and approximately $4,487,000, respectively, outstanding under the loans payable by us to the sponsor. As of December 31, 2023 and 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $3,004,000 and $0, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, and approximately $58,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

The sponsor pays expenses on our behalf and we reimburse the sponsor for such expenses paid on our behalf. The unpaid balance, if any, is included in Payables to related parties on the accompanying balance sheets.

Critical Accounting Policies and Estimates

The preparation of our financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in ASC 205-40, Presentation of Financial Statements – Going Concern, we have until March 20, 2025 to consummate an initial business combination. Our mandatory liquidation date, if an initial business combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the public shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 14,303,581 and 18,250,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the initial public offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

Net Income Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that are intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP.

Based on the foregoing, management determined that we maintained effective internal control over financial reporting as of December 31, 2023.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	62	Chairman and Chief Executive Officer
Jane Novak	59	Chief Financial Officer
Robert Sharp	58	Director
Natasha Cornstein	49	Director
Douglas Barnard	63	Director

The experience of our directors and executive officers is as follows:

Howard W. Lutnick has been our Chairman and Chief Executive Officer since July 2020. Mr. Lutnick is also the Chairman and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Group, Inc. and its Chief Executive Officer, positions in which he has served (including of its predecessor) from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. (“Cantor SPAC I”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”) in November 2020, CF Finance Acquisition Corp. II (“Cantor SPAC II”) from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021, CF Finance Acquisition Corp. III (“Cantor SPAC III”) from January 2020 until consummation of its business combination with AEye, Inc. (“AEye”) in August 2021, CF Acquisition Corp. V (“Cantor SPAC V”) from April 2020 until consummation of its business combination with Satellogic, Inc. (“Satellogic”) in January 2022, as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI (“Cantor SPAC VI”) from April 2020 until consummation of its business combination with Rumble Inc. (“Rumble”) in September 2022, as the Chairman and Chief Executive Officer of CF Acquisition Corp. VIII (“Cantor SPAC VIII”) from July 2020 until consummation of its business combination with XBP Europe, Inc. (“XBP Europe”) in November 2023, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV (“Cantor SPAC IV”) from January 2020 to December 2023. Mr. Lutnick has also served as a director of Satellogic since January 2022. Mr. Lutnick is a member of the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City, the Board of Directors of the Horace Mann School, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick has served as Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) since February 2017. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Jane Novak has been our Chief Financial Officer since November 2021. Ms. Novak joined Cantor in October 2017 and, since then, has served as the Global Head of Accounting Policy. In this role, Ms. Novak provides guidance to Cantor and its affiliates on complex accounting matters, including, among other things, compliance with U.S. GAAP, IFRS, and SEC pronouncements, establishing formal accounting policies, reviewing SEC filings, leading new accounting standards implementation and monitoring standard-setting activities. Ms. Novak served as the Chief Financial Officer of Cantor SPAC III from July 2021 until consummation of its business combination with AEye in August 2021, as Chief Financial Officer of Cantor SPAC V from July 2021 until consummation of its business combination with Satellogic in January 2022, as Chief Financial Officer of Cantor SPAC VI from July 2021 until consummation of its business combination with Rumble in September 2022, as the Chief Financial Officer of Cantor SPAC VIII from July 2021 until consummation of its business combination with XBP Europe in November 2023, and as the Chief Financial Officer of Cantor SPAC IV from July 2021 to December 2023. Prior to joining Cantor, Ms. Novak worked for a number of financial services institutions holding accounting policy, financial reporting and SEC reporting positions of progressive responsibility. Ms. Novak began her career in the audit practice at Deloitte’s New York office, serving financial services clients. Ms. Novak graduated summa cum laude from Brooklyn College, CUNY, with a B.S. in Accounting. Ms. Novak holds an active CPA license from the State of New York and is a member of the American Institute of Certified Public Accountants.

Robert Sharp has served as our director since December 2021. Mr. Sharp has over 25 years of experience in corporate acquisitions and strategically building equity value, combining financial and operational expertise. Since January 2014, Mr. Sharp has been Co-CEO of Ramy Brook, a leading contemporary fashion brand. Mr. Sharp is also the President and CEO of KDS Partners LLC, a private investment firm. Previously, Mr. Sharp was a founding partner and member of the Executive Committee of MidOcean Partners, a leading private equity firm, from February 2003 to December 2013. From September 1999 to February 2003, Mr. Sharp was a Managing Director at DB Capital Partners, the private equity division of Deutsche Bank, which was acquired out of Deutsche Bank to form MidOcean Partners. Mr. Sharp joined DB Capital Partners from Investcorp International, a global private equity firm. Mr. Sharp has served on numerous corporate boards throughout his career, including as the previous Chairman of Thomas Scientific, one of the largest suppliers of laboratory products and services. Mr. Sharp also served as a director of Cantor SPAC I from March 2019 until consummation of its business combination with GCM Grosvenor in November 2020, as a director of Cantor SPAC III from November 2020 until consummation of its business combination with AEye in August 2021, and as a director of Cantor SPAC VIII from March 2022 until consummation of its business combination with XBP Europe in November 2023. Mr. Sharp is a member of the Advisory Board of Mount Sinai Hospital, and a member of the Steering Committee of Duke University’s Financial Economics Center. Mr. Sharp received his B.A. in Economics, Phi Beta Kappa, Summa Cum Laude, from Union College, and his M.B.A in Finance from Columbia University, where he was a Samuel Bronfman Fellow. We believe that Mr. Sharp is qualified to serve as a member of our board of directors due to his extensive investment, public company and management experience.

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

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer, is a party adverse to us, or has a material interest adverse to us.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four directors. Holders of our shares of Class B common stock have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of the Charter may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Approval of our initial business combination will require the affirmative vote of a majority of our board directors, including Mr. Lutnick. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. Our first annual meeting of stockholders was held on December 28, 2022 and our second annual meeting of stockholders was held on December 29, 2023. The term of office of the first class of directors, consisting of Mr. Barnard, expired at our first annual meeting of stockholders and Mr. Barnard was re-elected by the holders of the shares of Class B common stock for a term of office expiring at our third annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Lutnick, Mr. Sharp and Ms. Cornstein, expired at our second annual meeting of stockholders and each of Mr. Lutnick, Mr. Sharp and Ms. Cornstein was re-elected by the holders of the shares of Class B common stock for a term of office expiring at our fourth annual meeting of stockholders. Subject to the terms of any preferred stock, any or all of the directors may be removed from office at any time, but only for cause and only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of our capital stock entitled to vote generally in the election of directors, voting together as a single class; provided, however, that prior to the consummation of our initial business combination, any or all of the directors may be removed from office, for cause or not for cause, only by the affirmative vote of holders of a majority of the voting power of all then outstanding shares of Class B common stock. Subject to any other special rights applicable to the stockholders, including holders of preferred stock, whenever any director shall have been elected by the holders of any class of stock voting separately as a class, such director may be removed and the vacancy filled only by the holders of that class of stock voting separately as a class. Vacancies caused by any such removal and not filled by the stockholders at the meeting at which such removal shall have been made, or any vacancy caused by the death or resignation of any director or for any other reason, and any newly created directorship resulting from any increase in the authorized number of directors, may be filled by the affirmative vote of a majority of the directors then in office, although less than a quorum, and in any case, prior to the consummation of our initial business combination, by a majority of the holders of our shares of Class B common stock, and any director so elected to fill any such vacancy or newly created directorship shall hold office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

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

We have adopted an audit committee charter, as amended, which details the principal functions of the audit committee, including, among other things:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

●	to the extent our securities continue to be listed on an exchange and subject to Rule 10D-1 under the Exchange Act (the “SEC Clawback Rule”), with the assistance of management, advising our board of directors or any committee thereof if the clawback provisions of the SEC Clawback Rule are triggered based upon a financial statement restatement or other financial statement change.

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

We have adopted a compensation committee charter, as amended, which details the principal functions of the compensation committee, including, among other things:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	(i) reviewing and making recommendations to our board of directors with respect to revisions to our “clawback” policy that allows us to recoup incentive compensation received by executive officers, and (ii) reviewing and making recommendations to our board of directors regarding “clawbacks” of incentive compensation and determining the extent, if any, to which incentive-based compensation of the relevant executive officers should be reduced or extinguished.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount to any of our current or former executive officers, we can recoup such improper payments from our applicable current or former executive officers. The SEC also recently adopted the SEC Clawback Rule which, among other things, directed national stock exchanges to require listed companies to implement policies intended to recoup incentive-based compensation paid to current or former executives if the company is found to have misstated its financial results. Nasdaq adopted Listing Rule 5608 (the “Nasdaq Clawback Rule” and together with the SEC Clawback Rule, the “Clawback Rules”) to effect the foregoing.

On November 30, 2023, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the Clawback Rules. The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the SEC Clawback Rule (“Covered Officers”) in accordance with the Clawback Rules in the event that we are required to prepare an accounting restatement. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board may recoup from the Covered Officers erroneously awarded incentive-based compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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

Item 11. Executive Compensation.

Except as described below, none of our officers or directors has received any cash compensation for services rendered to us. Except as described below, to date, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors, or, other than as described herein, to the sponsor or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the sponsor has transferred up to 10,000 founder shares or private placement shares to each of our independent directors or we have paid cash fees to such directors, at our discretion. In December 2021, the sponsor transferred 10,000 shares of Class B common stock to each of Mr. Sharp and Ms. Cornstein. In December 2022, the sponsor transferred 2,500 private placement shares to Mr. Barnard and we paid Mr. Barnard $25,000 to serve as a director of the Company. We pay an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. In addition, our officers and directors are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to the sponsor, our officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside of the trust account. Other than quarterly audit committee review of such payments, we do not have nor do we expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination. We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the initial business combination. We will pay the Marketing Fee to CF&Co. for such services upon the consummation of the initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination. The existence or terms of any employment or consulting arrangements to retain their positions following our initial business combination may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,280,134 shares of our common stock, consisting of (i) 10,160,134 shares of our Class A common stock and (ii) 120,000 shares of our Class B common stock, issued and outstanding as of March 28, 2024. On all matters to be voted upon, except for the election of directors of the board or as otherwise required by applicable law, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Common Stock
Directors and Officers(1)
Howard W. Lutnick(2)(3)	4,890,000	48.1%	100,000	83.3%	48.1%
Jane Novak	—	—	—	—	—
Robert Sharp	—	—	10,000	8.3%	*
Natasha Cornstein	—	—	10,000	8.3%	*
Douglas Barnard	2,500	*	—	—	*
All executive officers and directors as a group (5 individuals)	4,892,500	48.5%	120,000	100%	48.8%

5% or More Stockholders
CFAC Holdings VII, LLC(2)(3)	4,890,000	48.1%	100,000	83.3%	48.1%
Barclays Reporting Persons(4)	1,146,811	11.3%	—	—	11.2%
VARBX(5)	1,152,305	11.3%	—	—	11.2%
FT Reporting Persons(5)	1,191,005	11.7%	—	—	11.6%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o CF Acquisition Corp. VII, 110 East 59th Street, New York, NY 10022.

(2)	Interests shown consist of 120,000 shares of Class B common stock, which shares are convertible into shares of Class A common stock on a one-for-one basis, 4,442,500 shares of Class A common stock (which are founder shares and were converted from shares of Class B common stock into shares of Class A common stock on June 12, 2023 in the Founder Share Conversion), and 447,500 private placement shares. Excludes shares issuable pursuant to the FPA, as such shares may not be voted or disposed of by the Sponsor within 60 days of the date of this Report

(3)	The sponsor is the record holder of such shares. Cantor is the sole member of the Sponsor. CFGM is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by the sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The principal business address of the Sponsor is 110 East 59th Street, New York, NY 10022.

(4)	Pursuant to a Schedule 13G filed by Barclays PLC and Barclays Bank PLC (collectively, the “Barclays Reporting Persons”) with the SEC on February 11, 2022, the securities are owned, or may be deemed to be beneficially owned, by Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom, and Barclays PLC, as a parent holding company of Barclays Bank PLC. Barclays Bank PLC, is a wholly-owned subsidiary of Barclays PLC. The number of public shares held by the Barclays Reporting Persons is based on the number of shares held on December 31, 2022, which may not reflect any redemption of shares by the Barclays Reporting Persons in connection with the First Extension, the Second Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Barclays Reporting Persons’ current beneficial ownership. The principal business address for each Barclays Reporting Person is 1 Churchill Place, London, E14 5HP, England.

(5)	Pursuant to a Schedule 13G filed by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP” and, together with FTCM and FTCS, the “FT Reporting Persons”) on February 14, 2024, VARBX may be deemed to be the beneficial owner of 1,152,305 shares of Class A common stock and each of the FT Reporting Persons may be deemed to be the beneficial owner of 1,191,005 shares of Class A common stock. The number of public shares held by each of VARBX and the FT Reporting Persons is based on the number of shares held on December 31, 2023, which may not reflect any redemption of shares by VARBX or the FT Reporting Persons in connection with the Second Extension or any other transactions after December 31, 2023. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the current beneficial ownership of either VARBX or the FT Reporting Persons. The principal business address for VARBX is 235 West Galena Street, Milwaukee, WI 53212 and for each of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

The sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In July 2020, the sponsor purchased an aggregate of 3,737,500 shares of Class B common stock for an aggregate purchase price of $25,000. In January 2021, we effectuated a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 shares of Class B common stock outstanding and held by the sponsor. In December 2021, the sponsor transferred 10,000 shares of Class B common stock to each of Mr. Robert Sharp and Ms. Natasha Cornstein, two of our independent directors. On December 20, 2021, 468,750 shares of Class B common stock were forfeited by the sponsor so that the shares of Class B common stock represented 20% of the Company’s issued and outstanding shares after the initial public offering (not including the private placement shares), resulting in an aggregate of 4,562,500 shares of Class B common stock outstanding and held by the sponsor and two of our independent directors.

On June 12, 2023, we issued an aggregate of 4,442,500 shares of Class A common stock to the sponsor in the Founder Share Conversion. The founder shares (including the shares of Class A common stock issued in the Founder Share Conversion or issuable upon conversion of the remaining shares of Class B common stock) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder for a period of time as set forth in the letter agreement among us, the sponsor and our directors and officers.

Following the Founder Share Conversion and the redemptions in connection with the Extensions, the sponsor holds 48.1% of our issued and outstanding shares of common stock.

The sponsor has committed, pursuant to the FPA, to purchase, in a private placement for gross proceeds of $10,000,000 to occur concurrently with the consummation of our initial business combination, 1,000,000 of our units and 250,000 shares of Class A common stock (for no additional consideration). The funds from the sale of the FPS may be used as part of the consideration to the sellers in the initial business combination or for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

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

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to the sponsor, our officers and directors, or any affiliate of the sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). In addition, in December 2021, the sponsor transferred 10,000 shares of Class B common stock to each of Mr. Robert Sharp and Ms. Natasha Cornstein, two of our independent directors. In December 2022, the sponsor transferred 2,500 private placement shares to Mr. Douglas Barnard and we paid Mr. Barnard $25,000 to serve as a director of the Company. Upon election of any additional independent director, either the sponsor will transfer up to 10,000 founder shares or private placement shares to such director and/or we will pay cash to such director, at our discretion.

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

On December 16, 2021, we began paying an amount equal to $10,000 per month to the sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until the end of the Combination Period (unless extended by our stockholders), the sponsor will be paid a total of $390,000 ($10,000 per month) and will be entitled to be reimbursed for any out-of-pocket expenses.

We have engaged CF&Co., an affiliate of the sponsor, pursuant to the BCMA as an advisor in connection with our initial business combination to assist us in holding meetings with our stockholders to discuss any potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with our initial business combination. We will pay the Marketing Fee to CF&Co. for such services upon the consummation of our initial business combination. In addition, we may engage CF&Co., or another affiliate of the sponsor, as a financial advisor in connection with our initial business combination and/or placement agent for any securities offering to occur concurrently with our initial business combination and pay such affiliate a customary financial advisory and/or placement agent fee in an amount that constitutes a market standard financial advisory or placement agent fee for comparable transactions. Furthermore, we may acquire a target company that has engaged CF&Co., or another affiliate of the sponsor, as a financial advisor, and such target company may pay such affiliate a financial advisory fee in connection with our initial business combination.

In order to finance transaction costs in connection with an intended initial business combination, the sponsor loaned us $1,750,000 pursuant to the Sponsor Loan to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the initial public offering and prior to our initial business combination, which Sponsor Loan has been fully drawn by us.

In addition, the sponsor or an affiliate of the sponsor or certain of our officers and directors may, but are not obligated to, loan us additional Working Capital Loans.

On September 29, 2023, we entered into the 2023 Working Capital Loan with the sponsor in the amount of up to $1,000,000 in connection with advances the sponsor will make to us for working capital expenses.

Other than the 2023 Working Capital Loan, the terms of such additional loans by the sponsor, its affiliates and our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than the sponsor or an affiliate of the sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account.

On June 16, 2023, we entered into the First Extension Loan with the sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the trust account for each calendar month of the First Extension.

On March 14, 2024, we entered into the Second Extension Loan with the sponsor in the amount of up to $1,200,000, with (i) the Second Extension Monthly Amount deposited into the trust account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the trust account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete an initial business combination.

If we complete an initial business combination, we would repay such loaned amounts. Otherwise, such loans would be repaid only out of funds held outside of the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts.

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

We have entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement warrants, the FPS and the shares of Class A common stock issued and issuable upon exercise of the foregoing and upon conversion of the shares of Class B common stock.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $69,700 and $62,400, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for both the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for both the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees for both the years ended December 31, 2023 and 2022.

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

Omitted at the Company’s option.

CF ACQUISITION CORP. VII

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Acquisition Corp. VII

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CF Acquisition Corp. VII (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 20, 2025, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 28, 2024

PCAOB Number 100

CF ACQUISITION CORP. VII

BALANCE SHEETS

	December 31, 2023		December 31, 2022
Assets:
Current Assets:
Cash	$25,000		$25,000
Prepaid expenses	135,199		305,864
Total Current Assets	160,199		330,864
Cash held in the Trust Account	155,182,051		—
Cash equivalents held in the Trust Account	—		187,912,652
Total Assets	$155,342,250		$188,243,516

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$212,280		$93,160
Franchise tax payable	40,000		189,802
Excise tax payable	413,585		—
Income taxes payable	32,334		325,926
Sponsor loan – promissory notes	8,461,958		4,486,710
Other current liability	381,984		—
Total Liabilities	9,542,141		5,095,598

Commitments and Contingencies
Class A common stock subject to possible redemption, 14,303,581 and 18,250,000 shares issued and outstanding at redemption value of $10.84 and $10.26 per share as of December 31, 2023 and 2022, respectively	155,008,443		187,296,924

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both December 31, 2023 and 2022	—		—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 and 450,000 shares issued and outstanding (excluding 14,303,581 and 18,250,000 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	489	(1)	45
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 and 4,562,500 shares issued and outstanding as of December 31, 2023 and 2022, respectively	12	(1)	456
Accumulated deficit	(9,208,835)		(4,149,507)
Total Stockholders’ Deficit	(9,208,334)		(4,149,006)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$155,342,250		$188,243,516

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF OPERATIONS

	Year Ended December 31,		Year Ended December 31,
	2023		2022
General and administrative costs	$1,141,130		$1,068,030
Administrative expenses – related party	120,000		120,000
Franchise tax expense	200,000		206,300
Loss from operations	(1,461,130)		(1,394,330)
Interest income on cash and investments held in the Trust Account	7,434,148		1,785,712
Interest expense on mandatorily redeemable Class A common stock	(1,533,745)		—
Net income before provision for income taxes	4,439,273		391,382
Provision for income taxes	1,533,608		325,926
Net income	$2,905,665		$65,456

Weighted average number of shares of common stock outstanding:
Class A – Public shares	16,076,767		18,250,000
Class A – Private placement	2,932,932	(1)	450,000
Class B – Common stock	2,079,568	(1)	4,562,500
Basic and diluted net income per share:
Class A – Public shares	$0.14		$0.00
Class A – Private placement	$0.14		$0.00
Class B – Common stock	$0.14		$0.00

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	450,000	$45	4,562,500	$456	$—	$(3,219,691)	$(3,219,190)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(151,652)	(995,272)	(1,146,924)
Stock-based compensation	—	—	—	—	151,652	—	151,652
Net income	—	—	—	—	—	65,456	65,456
Balance – December 31, 2022	450,000	$45	4,562,500	$456	$—	$(4,149,507)	$(4,149,006)
Share conversion(1)	4,442,500	444	(4,442,500)	(444)	—	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	—	(7,964,993)	(7,964,993)
Net income	—	—	—	—	—	2,905,665	2,905,665
Balance – December 31, 2023	4,892,500	$489	120,000	$12	$—	$(9,208,835)	$(9,208,334)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these financial statements.

CF ACQUISITION CORP. VII

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,905,665	$65,456
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party	2,599,632	234,465
Stock-based compensation	—	151,652
Interest income on cash and investments held in the Trust Account	(7,434,148)	(1,785,712)
Interest expense on mandatorily redeemable Class A common stock	1,533,745	—
Changes in operating assets and liabilities:
Other assets	—	305,864
Prepaid expenses	719,381	426,897
Accrued expenses	119,119	67,226
Franchise tax payable	(149,802)	183,227
Income taxes payable	(293,592)	325,926
Net cash used in operating activities	—	(24,999)

Cash flows from investing activities:
Proceeds from the Trust Account to pay franchise taxes	349,852	23,060
Proceeds from the Trust Account to pay income taxes	1,827,000	—
Proceeds from the Trust Account to redeem Public Shares	41,373,633	—
Sale of cash equivalents held in the Trust Account	—	184,833,987
Purchases of cash equivalents held in the Trust Account	—	(186,000,000)
Purchase of available-for-sale debt securities held in the Trust Account	—	(184,833,987)
Maturity of available-for-sale debt securities held in the Trust Account	—	186,000,000
Cash deposited in the Trust Account	(3,385,736)	—
Net cash provided by investing activities	40,164,749	23,060

Cash flows from financing activities:
Proceeds from related party – Sponsor loan	3,975,248	836,710
Redemption payment for Public Shares	(41,373,633)	—
Payment of related party payable	(3,148,348)	(1,307,728)
Utilization of bank overdraft facility	381,984	—
Net cash used in financing activities	(40,164,749)	(471,018)

Net change in cash	—	(472,957)
Cash - beginning of the period	25,000	497,957
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$548,716	$59,500

Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,827,000	$—

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

As of December 31, 2023, the Company had not commenced operations. All activity through December 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the years ended December 31, 2023 and 2022, the Company generated non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities and classified as cash equivalents from the proceeds derived from the Initial Public Offering. During the year ended December 31, 2023, the Company also generated non-operating income in the form of interest income from cash deposited in a demand deposit account held at a U.S. bank. During the year ended December 31, 2022, the Company also generated non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 20, 2021, an amount of $186,150,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Units (see Note 4) and the proceeds of the Sponsor Note was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk of the Company being deemed to be an unregistered investment company and thus be subject to regulation under the Investment Company Act, in December 2023, the Company instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a U.S. bank with Continental continuing to act as trustee, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

On June 16, 2023, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from June 20, 2023 to March 20, 2024 (or such shorter period of time as determined by the Company’s board of directors) (the “First Extension”). In connection with the First Extension, the Sponsor agreed to loan the Company an aggregate amount of up to $3,861,967 (the “First Extension Loan”), with $429,107 ($0.03 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Monthly Amount”) deposited into the Trust Account for each calendar month of the First Extension. The First Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of the Business Combination. The principal balance of the First Extension Loan may be prepaid at any time with funds outside of the Trust Account. In connection with the stockholder vote to approve the First Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Initial Business Combination — The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination. There is no assurance that the Company will be able to complete the Business Combination successfully. The Company must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. However, the Company will only complete the Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Failure to Consummate a Business Combination — The Company has until March 20, 2025 (which was originally June 20, 2023 and has been extended by the First Extension and the Second Extension (as defined in Note 10), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of both December 31, 2023 and 2022, the Company had $25,000 of cash in its operating account. As of December 31, 2023 and 2022, the Company had a working capital deficit of approximately $9,382,000 and approximately $4,765,000, respectively. As of December 31, 2023 and 2022, approximately $6,282,000 and approximately $1,763,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through December 31, 2023 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company.

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

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the Trust Account for each calendar month of the First Extension. During the year ended December 31, 2023, seven fundings of the First Extension Monthly Amount were deposited into the Trust Account.

Each of the First Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of December 31, 2023 and 2022, there was approximately $8,462,000 and approximately $4,487,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of December 31, 2023 and 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $3,004,000 and $0, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4), and approximately $58,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

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

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 20, 2025 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, Initial Guidance Regarding the Application of the Excise Tax on Repurchases of Corporate Stock under Section 4501 of the Internal Revenue Code, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise (such as in connection with the First Extension and the Second Extension), may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.

As of December 31, 2023, in connection with the First Extension vote and the resulting redemption of Public Shares, the Company recognized excise tax payable of approximately $414,000 on its balance sheet. In addition, for the year ended December 31, 2023, the Company recognized approximately $414,000 of Interest expense on mandatorily redeemable Class A common stock in its statement of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account as of both December 31, 2023 and 2022. The Company had no cash equivalents in its Trust Account as of December 31, 2023. The Company’s investments held in the Trust Account as of December 31, 2022 were comprised of cash equivalents. Bank overdrafts (if any) are presented as Other current liability in the Company’s balance sheets.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the years ended December 31, 2023 and 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of approximately $1,120,000 and $0 in its statements of operations for the years ended December 31, 2023 and 2022, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 and 2022, 14,303,581 and 18,250,000 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income per share of common stock is computed by dividing net income applicable to stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income pro rata to shares of Class A common stock subject to possible redemption, nonredeemable shares of Class A common stock and shares of Class B common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

The following table reflects the calculation of basic and diluted net income per share of common stock:

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$2,215,047	$404,097	$286,521	$51,352	$1,266	$12,838
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	16,076,767	2,932,932	2,079,568	18,250,000	450,000	4,562,500
Basic and diluted net income per share of common stock	$0.14	$0.14	$0.14	$0.00	$0.00	$0.00

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both December 31, 2023 and 2022, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on investments held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the years ended December 31, 2023 and 2022, the Company recognized income tax expense of approximately $1,534,000 and approximately $326,000, respectively. The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was 34.5% and 83.3%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard became effective for the Company beginning January 1, 2024, and it will be applied using a modified retrospective method of transition. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

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

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

In July 2020, the Sponsor purchased 3,737,500 shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $25,000. In January 2021, the Company effected a 35/26-for-1 stock split, resulting in an aggregate of 5,031,250 shares of Class B common stock outstanding and held by the Sponsor. On December 9, 2021, the Sponsor transferred an aggregate of 20,000 shares of Class B common stock to two of the independent directors of the Company. As a result, the Company recognized approximately $145,000 of compensation expense at fair value that was presented in the Company’s statement of operations for the year ended December 31, 2022. On December 20, 2021, due to the underwriter advising the Company that it would not be exercising the remaining portion of the over-allotment option, 468,750 shares of Class B common stock were forfeited by the Sponsor, so that the shares of Class B common stock represented 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering (not including the Private Placement Shares), resulting in an aggregate of 4,562,500 shares of Class B common stock (including any shares of Class A common stock issued or issuable upon conversion thereof, the “Founder Shares”) outstanding and held by the Sponsor and two of the independent directors of the Company. All share and per share amounts have been retroactively adjusted. The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the consummation of the Business Combination and are subject to certain transfer restrictions.

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

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the Business Combination or (B) subsequent to the Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The proceeds from the Private Placement Units have been added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants except that (i) they are subject to lock-up as described herein and (ii) holders of Private Placement Warrants will be entitled to certain registration rights. The Sponsor has agreed that it shall forfeit to the Company for cancellation any Private Placement Warrants held by the Sponsor on the date that is five years after the effective date of the registration statement, in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g), and at such time shall no longer have the right to exercise any Private Placement Warrants.

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

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the years ended December 31, 2023 and 2022, the Company paid $120,000 for office space and administrative fees.

CF ACQUISITION CORP. VII

NOTES TO FINANCIAL STATEMENTS

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside of the Trust Account. In the event that the Business Combination does not close, the Company may use a portion of proceeds held outside of the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On September 29, 2023, the Company entered into the 2023 Working Capital Loan in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the Trust Account for each calendar month of the First Extension. During the year ended December 31, 2023, seven fundings of the First Extension Monthly Amount were deposited into the Trust Account.

Each of the First Extension Loan and the 2023 Working Capital Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of December 31, 2023 and 2022, there was approximately $8,462,000 and approximately $4,487,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of December 31, 2023 and 2022, these amounts included $1,750,000 and approximately $837,000, respectively, outstanding under the Sponsor Loan, approximately $3,004,000 and $0, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4), and approximately $58,000 and $0, respectively, outstanding under the 2023 Working Capital Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance, if any, is included in Payables to related parties on the accompanying balance sheets.

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

NOTES TO FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the military conflicts in Ukraine and the Middle East on the financial markets and on the industry, and has concluded that while it is reasonably possible that the conflicts could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of December 31, 2023 and 2022, there were 4,892,500 and 450,000 shares of Class A common stock issued and outstanding, excluding 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the First Extension) and 18,250,000 shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of December 31, 2023, the outstanding shares of Class A common stock were comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares, excluding 14,303,581 shares subject to possible redemption. As of December 31, 2022, the outstanding shares of Class A common stock were comprised of 450,000 Private Placement Shares, excluding 18,250,000 shares subject to possible redemption. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. As of December 31, 2023 and 2022, there were 120,000 (following the Conversion) and 4,562,500 shares of Class B common stock issued and outstanding, respectively.

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

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

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

Note 8—Income Taxes

The Company’s taxable income primarily consists of interest income from investments held in the Trust Account. The Company’s general and administrative expenses are generally considered start-up costs and are currently not deductible. There was approximately $1,518,000 of federal income tax expense and $16,000 of state income tax expense for the year ended December 31, 2023 and $326,000 of federal income tax expense for the year ended December 31, 2022.

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Current
Federal	$1,517,850	$325,926
State	15,758	—
Deferred	—	—
Federal	(264,107)	(241,096)
State	(6,171)	—
Change in valuation allowance	270,278	241,096
Income tax provision	$1,533,608	$325,926

The Company’s net deferred tax assets as of December 31, 2023 and 2022 are as follows:

	As of December 31,
	2023	2022
Deferred tax assets
Start-up/organizational costs	$494,961	$225,042
Deferred compensation	34,980	33,292
Net operating loss carryforwards	—	—
Total deferred tax assets	529,941	258,334
Valuation allowance	(529,941)	(258,334)
Deferred tax assets, net of allowance	$—	$—

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

There were no unrecognized tax benefits as of both December 31, 2023 and 2022. No amounts were accrued for the payment of interest and penalties as of both December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Non-deductible expenses	7.3%	—%
Change in valuation allowance	6.1%	61.9%
Other	0.1%	0.4%
Effective Tax Rate	34.5%	83.3%

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

The Company did not have any assets measured at fair value on a recurring basis as of December 31, 2023.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value.

December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$187,912,652	$—	$—	$187,912,652
Total	$187,912,652	$—	$—	$187,912,652

Level 1 assets as of December 31, 2022 included investments in a money market fund classified as cash equivalents; the fund held U.S. government debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that, except as set forth below, there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

On March 14, 2024, at a special meeting of the Company’s stockholders, the Company’s stockholders approved an extension of time for the Company to consummate the Business Combination from March 20, 2024 to March 20, 2025 (or such shorter period of time as determined by the Company’s board of directors) (the “Second Extension”). In connection with the Second Extension, the Sponsor agreed to loan the Company an aggregate amount of up to $1,200,000 (the “Second Extension Loan”), with (i) $100,000 (the “Second Extension Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by the Company to complete the Business Combination. The Second Extension Loan does not bear interest and is repayable by the Company to the Sponsor or its designees upon consummation of the Business Combination. The principal balance of the Second Extension Loan may be prepaid at any time with funds outside of the Trust Account. In connection with the stockholder vote to approve the Second Extension, 9,035,947 Public Shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the Trust Account.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 15, 2021, by and among the Company, CF&Co, as representative of the several underwriters, and the qualified independent underwriter named therein. (3)
1.2	Business Combination Marketing Agreement, dated December 15, 2021, by and between the Company and CF&Co. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	First Amendment to Amended and Restated Certificate of Incorporation. (5)
3.3	Second Amendment to Amended and Restated Certificate of Incorporation. (7)
3.4	Amended and Restated Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated December 15, 2021, by and between the Company and Continental, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
10.1	Letter Agreement, dated December 15, 2021, by and among the Company, the sponsor and each of the directors and executive officers of the Company. (3)
10.2	Investment Management Trust Agreement, dated December 15, 2021, by and between the Company and Continental, as trustee. (3)
10.3	Registration Rights Agreement, dated December 15, 2021, by and among the Company, the sponsor and the holders party thereto. (3)
10.4	Expense Reimbursement Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.5	Private Placement Units Purchase Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.6	Form of Indemnity Agreement. (1)
10.7	Promissory Note, dated December 7, 2020, issued to the sponsor. (1)
10.8	Promissory Note, dated December 15, 2021, issued to the sponsor. (3)
10.9	Administrative Services Agreement, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.10	Forward Purchase Contract, dated December 15, 2021, by and between the Company and the sponsor. (3)
10.11	Sponsor Loan Note, dated December 15, 2021, issued to the sponsor. (3)
10.12	Promissory Note of the Company issued in favor of the Sponsor, dated June 16, 2023. (5)
10.13	Promissory Note of the Company issued in favor of the Sponsor, dated September 29, 2023. (6)
10.14	Promissory Note of the Company issued in favor of the Sponsor, dated March 14, 2024. (7)
14	Code of Ethics. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97	Executive Compensation Clawback Policy.*
99.1	Amended Audit Committee Charter.*
99.2	Amended Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-253307), filed with the SEC on March 1, 2021.

(2)	Incorporated by reference to Amendment No. 4 to the Company’s Registration Statement on Form S-1/A (File No. 333-253307), filed with the SEC on November 12, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2023.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the SEC on November 13, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 19, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2024	CF Acquisition Corp. VII

	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 28, 2024
Howard W. Lutnick	(Principal Executive Officer)

/s/ Jane Novak	Chief Financial Officer	March 28, 2024
Jane Novak	(Principal Financial and Accounting Officer)

/s/ Robert Sharp	Director	March 28, 2024
Robert Sharp

/s/ Natasha Cornstein	Director	March 28, 2024
Natasha Cornstein

/s/ Douglas Barnard	Director	March 28, 2024
Douglas Barnard