Form 10-Q
period 2024-03-31
CF Acquisition Corp. VII
filed 2024-05-15
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 10,160,134 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Restricted cash	1,048,500	—
Prepaid expenses	591,743	135,199
Total Current Assets	1,665,243	160,199
Cash held in the Trust Account	57,884,494	155,182,051
Total Assets	$59,549,737	$155,342,250

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$279,890	$212,280
Franchise tax payable	127,981	40,000
Excise tax payable	1,404,828	413,585
Income taxes payable	678,267	32,334
Sponsor loan – promissory notes	10,125,499	8,461,958
Other current liability	—	381,984
Total Liabilities	12,616,465	9,542,141

Commitments and Contingencies
Class A common stock subject to possible redemption, 5,267,634 and 14,303,581 shares issued and outstanding at redemption value of $11.01 and $10.84 per share as of March 31, 2024 and December 31, 2023, respectively	58,020,580	155,008,443

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 shares issued and outstanding as of both March 31, 2024 and December 31, 2023 (excluding 5,267,634 and 14,303,581 shares subject to possible redemption as of March 31, 2024 and December 31, 2023, respectively)	489	489
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	12	12
Accumulated deficit	(11,087,809)	(9,208,835)
Total Stockholders’ Deficit	(11,087,308)	(9,208,334)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$59,549,737	$155,342,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

General and administrative costs	$286,391	$316,402
Administrative expenses - related party	30,000	30,000
Franchise tax expense	127,981	50,000
Loss from operations	(444,372)	(396,402)
Interest income on cash and investments held in the Trust Account	2,106,144	1,676,051
Interest expense on mandatorily redeemable Class A common stock	(5,276,311)	—
Net income (loss) before provision for income taxes	(3,614,539)	1,279,649
Provision for income taxes	645,933	341,471
Net income (loss)	$(4,260,472)	$938,178

Weighted average number of shares of common stock outstanding:
Class A – Public shares	13,012,731	18,250,000
Class A – Private placement	4,892,500	450,000
Class B – Common stock	120,000	4,562,500
Basic and diluted net income (loss) per share:
Class A - Public shares	$(0.24)	$0.04
Class A - Private placement	$(0.24)	$0.04
Class B - Common stock	$(0.24)	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended March 31, 2024

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	4,892,500	$489	120,000	$12	$(9,208,835)	$(9,208,334)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	2,381,498	2,381,498
Net loss	—	—	—	—	(4,260,472)	(4,260,472)
Balance – March 31, 2024	4,892,500	$489	120,000	$12	$(11,087,809)	$(11,087,308)

For the Three Months Ended March 31, 2023

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	450,000	$45	4,562,500	$456	$(4,149,507)	$(4,149,006)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(1,610,456)	(1,610,456)
Net income	—	—	—	—	938,178	938,178
Balance – March 31, 2023	450,000	$45	4,562,500	$456	$(4,821,785)	$(4,821,284)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,260,472)	$938,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	110,245	331,079
Interest income on cash and investments held in the Trust Account	(2,106,144)	(1,676,051)
Interest expense on mandatorily redeemable Class A common stock	5,276,311	—
Changes in operating assets and liabilities:
Prepaid expenses	178,536	183,816
Accrued expenses	67,610	362,780
Franchise tax payable	87,981	(139,802)
Income taxes payable	645,933	—
Net cash provided by operating activities	—	—

Cash flows from investing activities
Proceeds from the Trust Account to pay franchise taxes	120,000	189,852
Proceeds from the Trust Account to pay income taxes	968,500	—
Proceeds from the Trust Account to redeem Public Shares	98,891,433	—
Cash deposited in the Trust Account	(958,215)	—
Proceeds from the Trust Account to repay bank overdraft facility	381,984	—
Net cash provided by investing activities	99,403,702	189,852

Cash flows from financing activities
Proceeds from related party – Sponsor loan	1,663,541	203,277
Redemption payment for Public Shares	(98,891,433)	—
Payment of related party payable	(745,326)	(393,079)
Repayment of bank overdraft facility	(381,984)	—
Net cash used in financing activities	(98,355,202)	(189,802)

Net change in Cash and Restricted cash	1,048,500	50
Cash - beginning of the period	25,000	25,000
Cash and Restricted cash - end of the period	$1,073,500	$25,050

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$635,080	$62,000

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

As of March 31, 2024, the Company had not commenced operations. All activity through March 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest.

During the three months ended March 31, 2024 and 2023, the Company recognized non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities from the proceeds derived from the Initial Public Offering. Additionally, during the three months ended March 31, 2024, the Company recognized non-operating income in the form of interest income from cash deposited in a demand deposit account held at a U.S. bank.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 450,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit to the Sponsor in a private placement (the “Private Placement”), generating gross proceeds of $4,500,000, which is described in Note 4.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Failure to Consummate a Business Combination — The Company has until March 20, 2025 (which was originally June 20, 2023 and has been extended by the First Extension and the Second Extension), or a later date approved by the Company’s stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Business Combination (the “Combination Period”). If the Company is unable to complete the Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the Business Combination within the Combination Period.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, the Company had approximately $1,074,000 and $25,000 of cash in its operating account, respectively. As of March 31, 2024 and December 31, 2023, the Company had a working capital deficit of approximately $10,951,000 and approximately $9,382,000, respectively. As of March 31, 2024 and December 31, 2023, approximately $3,681,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through March 31, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company.

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

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the Trust Account for each calendar month of the First Extension. During the three months ended March 31, 2024, the final two fundings of the First Extension Monthly Amount were deposited into the Trust Account.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of March 31, 2024 and December 31, 2023, there was approximately $10,125,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4), approximately $763,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $100,000 and $0, respectively, outstanding under the Second Extension Loan.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2024 and the results of operations and cash flows for the period presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the final prospectus filed by the Company with the SEC on March 29, 2024 and December 16, 2021, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

Going Concern

In connection with the Company’s going concern considerations in accordance with guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, the Company has until March 20, 2025 to consummate the Business Combination. The Company’s mandatory liquidation date, if the Business Combination is not consummated, raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed above, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself and not its stockholders from which the shares are repurchased. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In April 2024, the Treasury Department issued proposed regulations providing guidance with respect to the excise tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by special purpose acquisition companies are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with the Business Combination, extension vote or otherwise (such as in connection with the First Extension and the Second Extension), may be subject to the excise tax depending on a number of factors. Because the excise tax would be payable by the Company and not by the redeeming stockholders, the mechanics of any required payment of the excise tax have not yet been determined. The obligation of the Company to pay any excise tax could cause a reduction in the cash available on hand to complete the Business Combination and in the Company’s ability to complete the Business Combination.

As of March 31, 2024 and December 31, 2023, the Company recognized excise tax payable of approximately $1,405,000 and $414,000, respectively, in connection with the Extensions and resulting redemptions of Public Shares on the balance sheets.

In addition, for the three months ended March 31, 2024, the Company recognized approximately $991,000 of Interest expense on mandatorily redeemable shares of Class A common stock, representing excise tax in connection with the redemption of Public Shares in the Second Extension, on the unaudited condensed statement of operations. There were no redemptions of Public Shares during the three months ended March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both March 31, 2024 and December 31, 2023. Bank overdrafts (if any) are presented as Other current liability in the balance sheets.

Amounts included in Restricted cash represent those required to be set aside for the payment of taxes.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three months ended March 31, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Under ASC 820, Fair Value Measurement (“ASC 820”), “fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820 approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

The Company accounts for the warrants and FPS in accordance with guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, pursuant to which the warrants and FPS meet the criteria for equity classification. See Note 7 for further discussion of the pertinent terms of the warrants.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of approximately $4,285,000 in the unaudited condensed statement of operations for the three months ended March 31, 2024. There were no redemptions of Public Shares during the three months ended March 31, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(3,075,710)	$(1,156,399)	$(28,363)	$736,023	$18,149	$184,006
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	13,012,731	4,892,500	120,000	18,250,000	450,000	4,562,500
Basic and diluted net income (loss) per share of common stock	$(0.24)	$(0.24)	$(0.24)	$0.04	$0.04	$0.04

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both March 31, 2024 and December 31, 2023, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on cash and investments (if any) held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three months ended March 31, 2024 and 2023, the Company recognized income tax expense of approximately $646,000 and approximately $341,000, respectively. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was (17.9)% and 26.7%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

Recently Adopted Accounting Pronouncement

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The Company adopted the standard on the required effective date beginning January 1, 2024, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed financial statements.

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the unaudited condensed financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option to apply it retrospectively for each period presented, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the unaudited condensed financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the FASB considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance will become effective for the Company beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to all new transactions recognized on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance of the final rules, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the unaudited condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements.

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended March 31, 2024 and 2023, the Company paid $30,000 for office space and administrative fees.

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

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the Trust Account for each calendar month of the First Extension. During the three months ended March 31, 2024, the final two fundings of the First Extension Monthly Amount were deposited into the Trust Account.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of March 31, 2024 and December 31, 2023, there was approximately $10,125,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of March 31, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $763,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $100,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance, if any, is included in Payables to related parties on the balance sheets.

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

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both March 31, 2024 and December 31, 2023, there were 4,892,500 shares of Class A common stock issued and outstanding. As of March 31, 2024 and December 31, 2023, these shares excluded 5,267,634 (following the redemption of 9,035,947 shares of Class A common stock in connection with the Second Extension) and 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the First Extension) shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of both March 31, 2024 and December 31, 2023, the outstanding shares of Class A common stock comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares. As of March 31, 2024 and December 31, 2023, these shares excluded 5,267,634 and 14,303,581 shares subject to possible redemption, respectively. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. As of both March 31, 2024 and December 31, 2023, there were 120,000 (following the Conversion) shares of Class B common stock issued and outstanding.

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

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to CF Acquisition Corp. VII. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Following the closing of the Initial Public Offering and sale of the Private Placement Units on December 20, 2021, an amount of $186,150,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Units and the proceeds of the Sponsor Note, was placed in a trust account (the “Trust Account”) located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee, which were initially invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us. To mitigate the risk of the Company being deemed to be an unregistered investment company and thus be subject to regulation under the Investment Company Act, in December 2023, we instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a U.S. bank, with Continental continuing to act as trustee, until the earlier of the consummation of: (i) the completion of the Initial Business Combination and (ii) the distribution of the Trust Account, as described below.

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

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from June 20, 2023 to March 20, 2024 (the “First Extension”). In connection with the First Extension, the Sponsor loaned us an aggregate amount of $3,861,967 (the “First Extension Loan”), with $429,107 ($0.03 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Monthly Amount”) deposited into the Trust Account for each month of the First Extension. The First Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

On March 14, 2024, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from March 20, 2024 to March 20, 2025 (or such shorter period of time as determined by our board of directors) (the “Second Extension” and, together with the First Extension, the “Extensions”). In connection with the Second Extension, the Sponsor agreed to loan us an aggregate amount of up to $1,200,000 pursuant to the Second Extension Loan, with (i) $100,000 (the “Second Extension Monthly Amount”) deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024, and (ii) the Second Extension Monthly Amount being deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete the Initial Business Combination. The Second Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the Second Extension, 9,035,947 Public Shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the Trust Account.

Following the Conversion and the redemptions in connection with the Extensions, (i) there are 10,160,134 shares of Class A common stock issued and outstanding and 120,000 shares of Class B common stock issued and outstanding, and (ii) the Sponsor holds 48.1% of our issued and outstanding shares of common stock.

We have until March 20, 2025 (which was originally June 20, 2023 and has been extended by the stockholder approval of the Extensions as described above), or a later date approved by our stockholders in accordance with the Amended and Restated Certificate of Incorporation, to consummate the Initial Business Combination (the “Combination Period”). If we are unable to complete the Initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete the Initial Business Combination within the Combination Period.

On January 24, 2024, the SEC adopted the new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

On March 6, 2024, the SEC adopted its climate-related disclosure rules, which require registrants to provide detailed climate-related disclosures in registration statements and certain periodic reports. The final rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. We are evaluating the potential impacts of these new requirements at this time, including in connection with ongoing litigation challenging such requirements and the SEC’s stay of the requirements pending judicial review. However, if these requirements are implemented following the completion of judicial review, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had approximately $1,074,000 and $25,000 of cash in our operating account, respectively. As of March 31, 2024 and December 31, 2023, we had a working capital deficit of approximately $10,951,000 and approximately $9,382,000, respectively. As of March 31, 2024 and December 31, 2023, approximately $3,681,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through March 31, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by us.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On September 29, 2023, we entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

On June 16, 2023, we entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, with the First Extension Monthly Amount deposited into the Trust Account for each calendar month of the First Extension. During the three months ended March 31, 2024, the final two fundings of the First Extension Monthly Amount were deposited into the Trust Account.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of March 31, 2024 and December 31, 2023, there was approximately $10,125,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $763,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $100,000 and $0, respectively, outstanding under the Second Extension Loan.

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

Results of Operations

Our entire activity from inception through March 31, 2024 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net loss of approximately $4,260,000, which consisted of approximately $5,276,000 of interest expense on mandatorily redeemable Class A common stock, approximately $646,000 of income tax expense, approximately $286,000 of general and administrative expenses, approximately $128,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor, partially offset by approximately $2,106,000 of interest income recognized from the cash and investments held in the Trust Account.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflicts in the Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Initial Business Combination.

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

On June 16, 2023, we entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, which has been fully funded by the Sponsor.

On September 29, 2023, we entered into the 2023 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on April 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of March 31, 2024 and December 31, 2023, there was approximately $10,125,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of March 31, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $763,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $100,000 and $0, respectively, outstanding under the Second Extension Loan.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, unaudited condensed statements of operations, unaudited condensed statements of stockholders’ deficit and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Going Concern

In connection with our going concern considerations in accordance with guidance in the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 205-40, Presentation of Financial Statements – Going Concern, we have until March 20, 2025 to consummate the Initial Business Combination. Our mandatory liquidation date, if the Initial Business Combination is not consummated, raises substantial doubt about our ability to continue as a going concern. Our financial statements included in this Report do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should we be unable to continue as a going concern. In the event of a mandatory liquidation, within ten business days, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, other than excise tax (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Warrants and FPS

We account for our outstanding public warrants and private placement warrants and the securities underlying the forward purchase agreement with the Sponsor (such securities, the “FPS”) in accordance with the guidance in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity. Pursuant to the guidance, the warrants and the FPS meet the criteria for equity classification and are required to be recorded as a component of additional paid-in capital at the time of issuance.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of approximately $4,285,000 in our unaudited condensed statement of operations for the three months ended March 31, 2024. There were no redemptions of Public Shares during the three months ended March 31, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on February 19, 2021, as amended and declared effective on December 15, 2021 (File No. 333-253307), (ii) Annual Reports on Form 10-K for the years ended December 31, 2023, 2022 and 2021, as filed with the SEC on March 29, 2024, March 31, 2023 and March 31, 2022, respectively, (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 13, 2022, August 12, 2022 and November 14, 2022, respectively, and (iv) the Definitive Proxy Statements on Schedule 14A, as filed with the SEC on February 16, 2024 and May 19, 2023. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

In December 2023, we instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the Trust Account and instead to hold the funds in the Trust Account t in an interest-bearing demand deposit account at a U.S. bank, with Continental continuing to act as trustee, until the earlier of the consummation of our Initial Business Combination or our liquidation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 14, 2024, at a special meeting of our stockholders, our stockholders approved, among other things, the Second Extension. In connection with the stockholder vote to approve the Second Extension, 9,035,947 Public Shares were redeemed at approximately $10.94 per share, resulting in a reduction of $98,891,433 in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2024	—	—	—	—

February 1 – February 29, 2024	—	—	—	—

March 1 – March 31, 2024	9,035,947	$10.94	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CF ACQUISITION CORP. VII

Date: May 15, 2024	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)