Form 10-Q
period 2024-06-30
CF Acquisition Corp. VII
filed 2024-08-14
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, there were 10,160,134 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	432,973	135,199
Income taxes receivable	240,948	—
Franchise tax receivable	3,785	—
Total Current Assets	702,706	160,199
Cash held in the Trust Account	58,651,176	155,182,051
Total Assets	$59,353,882	$155,342,250

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$198,000	$212,280
Franchise tax payable	—	40,000
Excise tax payable	1,404,828	413,585
Income taxes payable	—	32,334
Sponsor loan – promissory notes	10,576,156	8,461,958
Other current liability	—	381,984
Payable to related party	90,000	—
Total Liabilities	12,268,984	9,542,141

Commitments and Contingencies
Class A common stock subject to possible redemption, 5,267,634 and 14,303,581 shares issued and outstanding at redemption value of $11.11 and $10.84 per share as of June 30, 2024 and December 31, 2023, respectively	58,511,176	155,008,443

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both June 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 shares issued and outstanding as of both June 30, 2024 and December 31, 2023 (excluding 5,267,634 and 14,303,581 shares subject to possible redemption as of June 30, 2024 and December 31, 2023, respectively)	489	489
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	12	12
Accumulated deficit	(11,426,779)	(9,208,835)
Total Stockholders’ Deficit	(11,426,278)	(9,208,334)

Total Liabilities, Stockholders’ Deficit and Commitments and Contingencies	$59,353,882	$155,342,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

General and administrative costs	$305,591	$292,534	$591,982	$608,936
Administrative expenses - related party	30,000	30,000	60,000	60,000
Franchise tax expense (benefit)	(3,785)	80,000	124,196	130,000
Loss from operations	(331,806)	(402,534)	(776,178)	(798,936)
Interest income on cash and investments held in the Trust Account	709,966	2,012,490	2,816,110	3,688,541
Interest expense on mandatorily redeemable Class A common stock	—	(1,533,745)	(5,276,311)	(1,533,745)
Net income (loss) before provision for income taxes	378,160	76,211	(3,236,379)	1,355,860
Provision for income taxes	226,535	405,823	872,468	747,294
Net income (loss)	$151,625	$(329,612)	$(4,108,847)	$608,566

Weighted average number of shares of common stock outstanding:
Class A – Public shares	5,267,634	17,556,124	9,140,183	17,899,207
Class A – Private placement	4,892,500	1,328,736 (1)	4,892,500	918,931	(1)
Class B – Common stock	120,000	3,683,764 (1)	120,000	4,093,569	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.01	$(0.01)	$(0.29)	$0.03
Class A - Private placement	$0.01	$(0.01)	$(0.29)	$0.03
Class B - Common stock	$0.01	$(0.01)	$(0.29)	$0.03

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2024

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	4,892,500	$489	120,000	$12	$(9,208,835)	$(9,208,334)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	2,381,498	2,381,498
Net loss	—	—	—	—	(4,260,472)	(4,260,472)
Balance – March 31, 2024	4,892,500	$489	120,000	$12	$(11,087,809)	$(11,087,308)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(490,595)	(490,595)
Net income	—	—	—	—	151,625	151,625
Balance – June 30, 2024	4,892,500	$489	120,000	$12	$(11,426,779)	$(11,426,278)

For the Three and Six Months Ended June 30, 2023

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	450,000	$45	4,562,500	$456	$(4,149,507)	$(4,149,006)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(1,610,456)	(1,610,456)
Net income	—	—	—	—	938,178	938,178
Balance – March 31, 2023	450,000	$45	4,562,500	$456	$(4,821,785)	$(4,821,284)
Share conversion(1)	4,442,500	444	(4,442,500)	(444)	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(508,615)	(508,615)
Net loss	—	—	—	—	(329,612)	(329,612)
Balance – June 30, 2023	4,892,500	$489	120,000	$12	$(5,660,012)	$(5,659,511)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(4,108,847)	$608,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	1,642,687	798,155
Interest income on cash and investments held in the Trust Account	(2,816,110)	(3,688,541)
Interest expense on mandatorily redeemable Class A common stock	5,276,311	1,533,745
Changes in operating assets and liabilities:
Prepaid expenses	337,306	363,904
Accrued expenses	(14,280)	523,973
Franchise tax receivable	(3,785)	—
Franchise tax payable	(40,000)	(139,802)
Income taxes receivable	(240,948)	—
Income taxes payable	(32,334)	—
Net cash provided by operating activities	—	—

Cash flows from investing activities
Proceeds from the Trust Account to pay franchise taxes	120,000	269,852
Proceeds from the Trust Account to pay income taxes	1,211,784	327,000
Proceeds from the Trust Account to redeem Public Shares	98,891,433	41,373,633
Cash deposited in the Trust Account	(1,258,215)	(429,107)
Proceeds from the Trust Account to repay bank overdraft facility	381,984	—
Net cash provided by investing activities	99,346,986	41,541,378

Cash flows from financing activities
Proceeds from related party – Sponsor loan	2,114,198	1,179,126
Redemption payment for Public Shares	(98,891,433)	(41,373,633)
Payment of related party payable	(2,187,767)	(1,346,871)
Repayment of bank overdraft facility	(381,984)	—
Net cash used in financing activities	(99,346,986)	(41,541,378)

Net change in Cash	—	—
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with payables to related party	$635,080	$548,716
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,331,784	$327,000

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

As of June 30, 2024, the Company had not commenced operations. All activity through June 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest.

During the six months ended June 30, 2024 and three and six months ended June 30, 2023, the Company recognized non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities from the proceeds derived from the Initial Public Offering. Additionally, during the three and six months ended June 30, 2024, the Company recognized non-operating income in the form of interest income from cash deposited in a demand deposit account held at a U.S. bank.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of both June 30, 2024 and December 31, 2023, the Company had $25,000 of cash in its operating account. As of June 30, 2024 and December 31, 2023, the Company had a working capital deficit of approximately $11,566,000 and approximately $9,382,000, respectively. As of June 30, 2024 and December 31, 2023, approximately $3,124,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through June 30, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company.

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

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor, pursuant to which as of June 30, 2024, the Sponsor loaned the Company $3,861,967 in the aggregate.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024 and three additional fundings of the Second Extension Monthly Amount were made during the three months ended June 30, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2024 and December 31, 2023, there was approximately $10,576,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4), approximately $914,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $400,000 and $0, respectively, outstanding under the Second Extension Loan.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2024 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the final prospectus filed by the Company with the SEC on March 29, 2024 and December 16, 2021, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

As of June 30, 2024 and December 31, 2023, the Company recognized excise tax payable of approximately $1,405,000 and $414,000, respectively, in connection with the Extensions and resulting redemptions of Public Shares on the balance sheets.

In addition, for the three and six months ended June 30, 2024, the Company recognized $0 and approximately $991,000, respectively, of Interest expense on mandatorily redeemable shares of Class A common stock, representing excise tax in connection with the redemption of Public Shares in the Second Extension, on the unaudited condensed statements of operations. For both the three and six months ended June 30, 2023, the Company recognized approximately $414,000 of Interest expense on mandatorily redeemable shares of Class A common stock, representing excise tax in connection with the redemption of Public Shares in the First Extension, on the unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2024 and December 31, 2023. Bank overdrafts (if any) are presented as Other current liability in the balance sheets.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three and six months ended June 30, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $0 and approximately $4,285,000 in the unaudited condensed statements of operations for the three and six months ended June 30, 2024, respectively, and interest expense of approximately $1,120,000 for both the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$77,694	$72,161	$1,770	$(256,405)	$(19,406)	$(53,801)
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	5,267,634	4,892,500	120,000	17,556,124	1,328,736	3,683,764
Basic and diluted net income (loss) per share of common stock	$0.01	$0.01	$0.01	$(0.01)	$(0.01)	$(0.01)

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(2,653,604)	$(1,420,404)	$(34,839)	$475,427	$24,408	$108,731
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	9,140,183	4,892,500	120,000	17,899,207	918,931	4,093,569
Basic and diluted net income (loss) per share of common stock	$(0.29)	$(0.29)	$(0.29)	$0.03	$0.03	$0.03

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both June 30, 2024 and December 31, 2023, the Company had deferred tax assets with a full valuation allowance recorded against them.

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

No amounts were accrued for the payment of interest and penalties as of both June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on cash and investments (if any) held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three and six months ended June 30, 2024, the Company recognized income tax expense of approximately $227,000 and approximately $872,000, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 59.9% and (27.0)%, respectively. During the three and six months ended June 30, 2023, the Company recognized income tax expense of approximately $406,000 and approximately $747,000, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2023 was 532.5% and 55.1%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended June 30, 2024 and 2023, the Company paid $30,000 for office space and administrative fees. For each of the six months ended June 30, 2024 and 2023, the Company paid $60,000 for office space and administrative fees.

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

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor, pursuant to which as of June 30, 2024, the Sponsor loaned the Company $3,861,967 in the aggregate.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024 and three additional fundings of the Second Extension Monthly Amount were made during the three months ended June 30, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by the Company to complete the Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2024 and December 31, 2023, there was approximately $10,576,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of June 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $914,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $400,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on the Company’s behalf. The Company reimburses the Sponsor for such expenses paid on its behalf. The unpaid balance, if any, is included in Payable to related parties on the balance sheets. As of June 30, 2024 and December 31, 2023, the Company had $90,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on the Company’s behalf.

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

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both June 30, 2024 and December 31, 2023, there were 4,892,500 shares of Class A common stock issued and outstanding. As of June 30, 2024 and December 31, 2023, these shares excluded 5,267,634 (following the redemption of 9,035,947 shares of Class A common stock in connection with the Second Extension) and 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the First Extension) shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of both June 30, 2024 and December 31, 2023, the outstanding shares of Class A common stock comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares. As of June 30, 2024 and December 31, 2023, these shares excluded 5,267,634 and 14,303,581 shares subject to possible redemption, respectively. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. As of both June 30, 2024 and December 31, 2023, there were 120,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from June 20, 2023 to March 20, 2024 (the “First Extension”). In connection with the First Extension, as of June 30, 2024 the Sponsor loaned us an aggregate amount of $3,861,967 (the “First Extension Loan”), with $429,107 ($0.03 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Monthly Amount”) deposited into the Trust Account for each month of the First Extension. The First Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

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

On January 24, 2024, the SEC adopted the new rules and regulations for special purpose acquisition companies (“SPACs”), which became effective on July 1, 2024 (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and business combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed business combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for business combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

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

Liquidity and Capital Resources

As of both June 30, 2024 and December 31, 2023, we had $25,000 of cash in our operating account. As of June 30, 2024 and December 31, 2023, we had a working capital deficit of approximately $11,566,000 and approximately $9,382,000, respectively. As of June 30, 2024 and December 31, 2023, approximately $3,124,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through June 30, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below) and the 2023 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by us.

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

On June 16, 2023, we entered into the First Extension Loan with the Sponsor, pursuant to which as of June 30, 2024, the Sponsor loaned us $3,861,967 in the aggregate.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024 and three additional fundings of the Second Extension Monthly Amount were made during the three months ended June 30, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2024 and December 31, 2023, there was approximately $10,576,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $914,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $400,000 and $0, respectively, outstanding under the Second Extension Loan.

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

Results of Operations

Our entire activity from inception through June 30, 2024 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We will generate non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of approximately $152,000, which consisted of approximately $710,000 of interest income from cash deposited in a demand deposit account held at a U.S. bank and approximately $4,000 of franchise tax benefit, partially offset by approximately $305,000 of general and administrative expenses, approximately $227,000 of income tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the six months ended June 30, 2024, we had a net loss of approximately $4,109,000, which consisted of approximately $5,276,000 of interest expense on mandatorily redeemable Class A common stock, approximately $872,000 of income tax expense, approximately $593,000 of general and administrative expenses, approximately $124,000 of franchise tax expense, and $60,000 of administrative expenses paid to the Sponsor, partially offset by approximately $2,816,000 of interest income recognized from the cash and investments held in the Trust Account.

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

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete the Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete the Initial Business Combination.

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

On June 16, 2023, we entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, which as of June 30, 2024 has been fully funded by the Sponsor.

On September 29, 2023, we entered into the 2023 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor will make to us for working capital expenses.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. The funding of the initial Second Extension Monthly Amount was deposited into the Trust Account in connection with the first funding of the Second Extension Loan on March 15, 2024 and three additional fundings of the Second Extension Monthly Amount were made during the three months ended June 30, 2024. Further fundings of the Second Extension Monthly Amount will be deposited into the Trust Account for each calendar month thereafter (commencing on July 21, 2024 and ending on the 20th day of each subsequent month through March 20, 2025), or portion thereof, that is needed by us to complete the Initial Business Combination.

Each of the First Extension Loan, the 2023 Working Capital Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of June 30, 2024 and December 31, 2023, there was approximately $10,576,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of June 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, approximately $914,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $400,000 and $0, respectively, outstanding under the Second Extension Loan.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of June 30, 2024 and December 31, 2023, we had $90,000 and $0, respectively, as payable outstanding to the Sponsor for such expenses paid on our behalf.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of $0 and approximately $4,285,000 in our unaudited condensed statements of operations for the three and six months ended June 30, 2024, respectively, and interest expense of approximately $1,120,000 for both the three and six months ended June 30, 2023. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to consummate our initial business combination by December 15, 2024, the trading of our securities on Nasdaq will likely be suspended and our securities will likely be delisted from Nasdaq, which may have a material adverse effect on the trading of our securities and our ability to consummate an initial business combination.

Our registration statement with respect to our initial public offering was declared effective by the SEC on December 15, 2021 and our securities are currently listed on the Nasdaq Global Market. Pursuant to our amended and restated certificate of incorporation (as amended from time to time), we have until March 20, 2025 (or such shorter period of time as determined by our board of directors) to consummate our initial business combination. Nasdaq’s rules and guidance currently provide that SPACs (such as us) must satisfy certain listing conditions, including that a SPAC must complete one or more business combinations meeting certain conditions within 36 months of the effectiveness of its initial public offering registration statement (the “36-Month Requirement”). If a SPAC does not meet the 36-Month Requirement, it will receive a Staff Delisting Determination from Nasdaq which, among other things, informs the SPAC that (i) its securities will be suspended as of a date certain; (ii) it has a right to request review of the Staff Delisting Determination by a Hearings Panel; and (iii) a timely request for such review will stay the suspension and delisting action pending the issuance of a written decision of the Hearings Panel. The Hearings Panel may, where it deems appropriate, grant an exception to the continued listing standards for a period not to exceed 180 days from the date of the Staff Delisting Determination. The basis for the Staff Delisting Determination may be cured if, for example, a SPAC completes an initial business combination during the period of the stay.

On July 8, 2024, Nasdaq filed with the SEC a proposal to change the rules applicable to the foregoing procedures (the “Proposed Nasdaq Rules”) that includes removing the stay referred to above so that a SPAC’s securities will be immediately suspended from trading on Nasdaq through the pendency of the Hearings Panel’s review. In addition, under the Proposed Nasdaq Rules, the scope of the Hearings Panel’s review would be limited, as the Hearings Panel may only reverse a Staff Delisting Determination where it determines that the Staff Delisting Determination was in error and that the SPAC never failed to satisfy the 36-Month Requirement. In such cases, the Hearings Panel would not be able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Hearings Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a business combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company could apply to list its securities on Nasdaq pursuant to the normal application review process. The Proposed Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination which includes noncompliance with the 36-Month Requirement.

On July 15, 2024, the SEC issued a release approving the immediate effectiveness of the Proposed Nasdaq Rules. The Proposed Nasdaq Rules will become operative on October 7, 2024.

Accordingly, unless we are able to consummate our initial business combination on or prior to December 15, 2024, our securities will be suspended from trading on Nasdaq and subject to potential delisting. If Nasdaq were to suspend our securities from trading, or delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	our ability to complete an initial business combination with a target company contemplating a Nasdaq listing, as we would be a less attractive acquiror absent a listing on a national exchange;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock,” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, offers and sales of our securities by us may be subject to regulation and we may be subject to additional compliance costs in each state in which we offer or sell our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the Private Placement, see Part II, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

In December 2023, we instructed Continental to liquidate the investment in money market funds that invested in U.S. government debt securities held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a U.S. bank, with Continental continuing to act as trustee, until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

CF ACQUISITION CORP. VII

Date: August 14, 2024	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)