Form 10-Q
period 2024-09-30
CF Acquisition Corp. VII
filed 2024-11-13
CIK 1839519

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 10,160,134 shares of Class A common stock, par value $0.0001 per share, and 120,000 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

CF ACQUISITION CORP. VII

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF ACQUISITION CORP. VII

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$25,000
Prepaid expenses	274,203	135,199
Income taxes receivable	123,279	—
Total Current Assets	422,482	160,199
Cash held in the Trust Account	59,566,323	155,182,051
Total Assets	$59,988,805	$155,342,250

Liabilities and Stockholders’ Deficit:
Current Liabilities:
Accrued expenses	$205,590	$212,280
Franchise tax payable	40,000	40,000
Excise tax payable	1,404,828	413,585
Income taxes payable	46,826	32,334
Sponsor loan – promissory notes	11,039,420	8,461,958
Other current liability	—	381,984
Total Liabilities	12,736,664	9,542,141

Commitments and Contingencies
Class A common stock subject to possible redemption, 5,267,634 and 14,303,581 shares issued and outstanding at redemption value of $11.27 and $10.84 per share as of September 30, 2024 and December 31, 2023, respectively	59,379,496	155,008,443

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of both September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 160,000,000 shares authorized; 4,892,500 shares issued and outstanding as of both September 30, 2024 and December 31, 2023 (excluding 5,267,634 and 14,303,581 shares subject to possible redemption as of September 30, 2024 and December 31, 2023, respectively)	489	489
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 120,000 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	12	12
Accumulated deficit	(12,127,856)	(9,208,835)
Total Stockholders’ Deficit	(12,127,355)	(9,208,334)

Total Liabilities, Commitments and Contingencies and Stockholders’ Deficit	$59,988,805	$155,342,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

General and administrative costs	$256,444	$321,322	$848,426	$930,258
Administrative expenses - related party	30,000	30,000	90,000	90,000
Franchise tax expense	35,804	30,000	160,000	160,000
Loss from operations	(322,248)	(381,322)	(1,098,426)	(1,180,258)
Interest income on cash and investments held in the Trust Account	718,764	1,826,438	3,534,874	5,514,979
Interest expense on mandatorily redeemable Class A common stock	—	—	(5,276,311)	(1,533,745)
Net income (loss) before provision for income taxes	396,516	1,445,116	(2,839,863)	2,800,976
Provision for income taxes	229,273	377,292	1,101,741	1,124,586
Net income (loss)	$167,243	$1,067,824	$(3,941,604)	$1,676,390

Weighted average number of shares of common stock outstanding:
Class A – Public shares	5,267,634	14,303,581	7,839,911	16,683,040
Class A – Private placement	4,892,500	4,892,500	4,892,500	2,262,932	(1)
Class B – Common stock	120,000	120,000	120,000	2,749,568	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.02	$0.06	$(0.31)	$0.08
Class A - Private placement	$0.02	$0.06	$(0.31)	$0.08
Class B - Common stock	$0.02	$0.06	$(0.31)	$0.08

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine Months Ended September 30, 2024

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2023	4,892,500	$489	120,000	$12	$(9,208,835)	$(9,208,334)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	2,381,498	2,381,498
Net loss	—	—	—	—	(4,260,472)	(4,260,472)
Balance – March 31, 2024	4,892,500	$489	120,000	$12	$(11,087,809)	$(11,087,308)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(490,595)	(490,595)
Net income	—	—	—	—	151,625	151,625
Balance – June 30, 2024	4,892,500	$489	120,000	$12	$(11,426,779)	$(11,426,278)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(868,320)	(868,320)
Net income	—	—	—	—	167,243	167,243
Balance – September 30, 2024	4,892,500	$489	120,000	$12	$(12,127,856)	$(12,127,355)

For the Three and Nine Months Ended September 30, 2023

	Common Stock					Total
	Class A		Class B		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance - December 31, 2022	450,000	$45	4,562,500	$456	$(4,149,507)	$(4,149,006)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(1,610,456)	(1,610,456)
Net income	—	—	—	—	938,178	938,178
Balance – March 31, 2023	450,000	$45	4,562,500	$456	$(4,821,785)	$(4,821,284)
Share conversion(1)	4,442,500	444	(4,442,500)	(444)	—	—
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(508,615)	(508,615)
Net loss	—	—	—	—	(329,612)	(329,612)
Balance – June 30, 2023	4,892,500	$489	120,000	$12	$(5,660,012)	$(5,659,511)
Accretion of redeemable shares of Class A common stock to redemption value	—	—	—	—	(2,706,469)	(2,706,469)
Net income	—	—	—	—	1,067,824	1,067,824
Balance – September 30, 2023	4,892,500	$489	120,000	$12	$(7,298,657)	$(7,298,156)

(1)	On June 12, 2023, the Company issued 4,442,500 shares of nonredeemable Class A common stock to the Sponsor upon the conversion of 4,442,500 shares of Class B common stock held by the Sponsor (See Note 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CF ACQUISITION CORP. VII

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(3,941,604)	$1,676,390
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	1,819,568	1,005,389
Interest income on cash and investments held in the Trust Account	(3,534,874)	(5,514,979)
Interest expense on mandatorily redeemable Class A common stock	5,276,311	1,533,745
Changes in operating assets and liabilities:
Prepaid expenses	496,076	541,642
Accrued expenses	(6,690)	907,615
Franchise tax payable	—	(149,802)
Income taxes receivable	(123,279)	—
Income taxes payable	14,492	—
Net cash provided by operating activities	—	—

Cash flows from investing activities
Proceeds from the Trust Account to pay franchise taxes	160,000	309,852
Proceeds from the Trust Account to pay income taxes	1,275,401	327,000
Proceeds from the Trust Account to redeem Public Shares	98,891,433	41,373,633
Cash deposited in the Trust Account	(1,558,215)	(1,716,430)
Proceeds from the Trust Account to repay bank overdraft facility	381,984	—
Net cash provided by investing activities	99,150,603	40,294,055

Cash flows from financing activities
Proceeds from related party – Sponsor loan	2,577,462	2,633,683
Redemption payment for Public Shares	(98,891,433)	(41,373,633)
Payment of related party payable	(2,454,648)	(1,554,105)
Repayment of bank overdraft facility	(381,984)	—
Net cash used in financing activities	(99,150,603)	(40,294,055)

Net change in Cash	—	—
Cash - beginning of the period	25,000	25,000
Cash - end of the period	$25,000	$25,000

Supplemental disclosure of non-cash financing activities
Prepaid expenses paid with Payables to related party	$635,080	$548,716
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,275,401	$327,000

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

As of September 30, 2024, the Company had not commenced operations. All activity through September 30, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest.

During the nine months ended September 30, 2024 and three and nine months ended September 30, 2023, the Company recognized non-operating income in the form of interest income from investments in money market funds that invested in U.S. government debt securities from the proceeds derived from the Initial Public Offering. Additionally, during the three and nine months ended September 30, 2024, the Company recognized non-operating income in the form of interest income from cash deposited in a demand deposit account held at a U.S. bank.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of both September 30, 2024 and December 31, 2023, the Company had $25,000 of cash in its operating account. As of September 30, 2024 and December 31, 2023, the Company had a working capital deficit of approximately $12,314,000 and approximately $9,382,000, respectively. As of September 30, 2024 and December 31, 2023, approximately $3,714,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

The Company’s liquidity needs through September 30, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”) (see Note 4), the proceeds from the sale of the Private Placement Units not held in the Trust Account, the Sponsor Loan (as defined below), the 2023 Working Capital Loan (as defined below), and the 2024 Working Capital Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by the Company.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4).

On September 29, 2023, the Company entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor made to the Company for working capital expenses, which 2023 Working Capital Loan has been fully drawn.

Effective as of September 30, 2024, the Company entered into a Working Capital Loan (the “2024 Working Capital Loan”) with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor, pursuant to which as of September 30, 2024, the Sponsor loaned the Company $3,861,967 in the aggregate.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. Seven fundings of the Second Extension Monthly Amount were made during the nine months ended September 30, 2024 for the aggregate amount of $700,000.

Each of the 2023 Working Capital Loan, the 2024 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2024 and December 31, 2023, there was approximately $11,039,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note (see Note 4), $1,000,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, $700,000 and $0, respectively, outstanding under the Second Extension Loan, and approximately $77,000 and $0, respectively, outstanding under the 2024 Working Capital Loan.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2024 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and the final prospectus filed by the Company with the SEC on March 29, 2024 and December 16, 2021, respectively. Certain reclassifications have been made to previously reported amounts to conform to the current presentation.

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

As of September 30, 2024 and December 31, 2023, the Company recognized excise tax payable of approximately $1,405,000 and $414,000, respectively, in connection with the Extensions and resulting redemptions of Public Shares on the balance sheets.

In addition, for the three and nine months ended September 30, 2024, the Company recognized $0 and approximately $991,000, respectively, of Interest expense on mandatorily redeemable Class A common stock, representing excise tax in connection with the redemption of Public Shares in the Second Extension, on the unaudited condensed statements of operations. For the three and nine months ended September 30, 2023, the Company recognized $0 and approximately $414,000, respectively, of Interest expense on mandatorily redeemable Class A common stock, representing excise tax in connection with the redemption of Public Shares in the First Extension, on the unaudited condensed statements of operations.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both September 30, 2024 and December 31, 2023. Bank overdrafts (if any) are presented as Other current liability in the balance sheets.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and cash equivalents held in the Trust Account. For both the three and nine months ended September 30, 2024 and 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, the Company recognizes interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, the Company recognized interest expense of $0 and approximately $4,285,000 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2024, respectively, and interest expense of $0 and approximately $1,120,000 in the unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income per share of common stock
Numerator:
Allocation of net income	$85,697	$79,594	$1,952	$790,725	$270,465	$6,634
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	5,267,634	4,892,500	120,000	14,303,581	4,892,500	120,000
Basic and diluted net income per share of common stock	$0.02	$0.02	$0.02	$0.06	$0.06	$0.06

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Class A – Public shares	Class A – Private placement shares	Class B – Common stock	Class A – Public shares	Class A – Private placement shares	Class B – Common stock
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(2,404,360)	$(1,500,442)	$(36,802)	$1,289,080	$174,854	$212,456
Denominator:
Basic and diluted weighted average number of shares of common stock outstanding	7,839,911	4,892,500	120,000	16,683,040	2,262,932	2,749,568
Basic and diluted net income (loss) per share of common stock	$(0.31)	$(0.31)	$(0.31)	$0.08	$0.08	$0.08

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of both September 30, 2024 and December 31, 2023, the Company had deferred tax assets with a full valuation allowance recorded against them.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by tax authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s current taxable income primarily consists of interest income on cash and investments (if any) held in the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are currently not deductible. During the three and nine months ended September 30, 2024, the Company recognized income tax expense of approximately $229,000 and approximately $1,102,000, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 57.8% and (38.8)%, respectively. During the three and nine months ended September 30, 2023, the Company recognized income tax expense of approximately $377,000 and approximately $1,125,000, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 26.1% and 40.1%, respectively. The Company’s effective tax rate differs from the federal statutory rate mainly due to the interest expense on mandatorily redeemable common stock liability, which is not deductible, start-up costs, which are currently not deductible as they are deferred for tax purposes, as well as increase in valuation allowance fully offsetting deferred balances.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280, Segment Reporting. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited condensed financial statements.

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

CF ACQUISITION CORP. VII

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEC Rule on Climate-Related Disclosures

The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance of the final rules, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for the Company on May 28, 2024 and phased in starting in 2027. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the Company’s unaudited condensed financial statements.

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

In order to finance transaction costs in connection with an intended Business Combination, pursuant to the Sponsor Loan, the Sponsor loaned the Company $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, for the period commencing upon the consummation of the Initial Public Offering and concluding upon the consummation of the Business Combination. For each of the three months ended September 30, 2024 and 2023, the Company paid $30,000 for office space and administrative fees. For each of the nine months ended September 30, 2024 and 2023, the Company paid $90,000 for office space and administrative fees.

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

On September 29, 2023, the Company entered into the 2023 Working Capital Loan in the amount of up to $1,000,000 in connection with advances the Sponsor made to the Company for working capital expenses, which 2023 Working Capital Loan has been fully drawn.

Effective as of September 30, 2024, the Company entered into the 2024 Working Capital Loan in the amount of up to $750,000 in connection with advances the Sponsor will make to the Company for working capital expenses.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On June 16, 2023, the Company entered into the First Extension Loan with the Sponsor, pursuant to which as of September 30, 2024, the Sponsor loaned the Company $3,861,967 in the aggregate.

On March 14, 2024, the Company entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. Seven fundings of the Second Extension Monthly Amount were made during the nine months ended September 30, 2024 for the aggregate amount of $700,000.

Each of the 2023 Working Capital Loan, the 2024 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which the Company consummates the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2024 and December 31, 2023, there was approximately $11,039,000 and approximately $8,462,000, respectively, outstanding under the loans payable by the Company to the Sponsor. As of September 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, $1,000,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, $700,000 and $0, respectively, outstanding under the Second Extension Loan, and approximately $77,000 and $0, respectively, outstanding under the 2024 Working Capital Loan.

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

Note 6—Stockholders’ Deficit

Class A Common Stock – The Company is authorized to issue 160,000,000 shares of Class A common stock, par value $0.0001 per share. As of both September 30, 2024 and December 31, 2023, there were 4,892,500 shares of Class A common stock issued and outstanding. As of September 30, 2024 and December 31, 2023, these shares excluded 5,267,634 (following the redemption of 9,035,947 shares of Class A common stock in connection with the Second Extension) and 14,303,581 (following the redemption of 3,946,419 shares of Class A common stock in connection with the First Extension) shares subject to possible redemption, respectively. On June 12, 2023, pursuant to the Conversion, the Company issued 4,442,500 shares of Class A common stock to the Sponsor. As a result, as of both September 30, 2024 and December 31, 2023, the outstanding shares of Class A common stock comprised of 4,442,500 Founder Shares and 450,000 Private Placement Shares. As of September 30, 2024 and December 31, 2023, these shares excluded 5,267,634 and 14,303,581 shares subject to possible redemption, respectively. The Private Placement Shares and the Founder Shares do not contain the same redemption features contained in the Public Shares.

Class B Common Stock – The Company is authorized to issue 40,000,000 shares of Class B common stock, par value $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. As of both September 30, 2024 and December 31, 2023, there were 120,000 shares of Class B common stock issued and outstanding.

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

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

On June 16, 2023, at a special meeting of our stockholders, our stockholders approved an extension of time for us to consummate the Initial Business Combination from June 20, 2023 to March 20, 2024 (the “First Extension”). In connection with the First Extension, as of September 30, 2024 the Sponsor loaned us an aggregate amount of $3,861,967 (the “First Extension Loan”), with $429,107 ($0.03 for each Public Share that was not redeemed in connection with the First Extension) (the “First Extension Monthly Amount”) deposited into the Trust Account for each month of the First Extension. The First Extension Loan does not bear interest and is repayable by us to the Sponsor or its designees upon consummation of the Initial Business Combination. In connection with the stockholder vote to approve the Extension, 3,946,419 Public Shares were redeemed at approximately $10.48 per share, resulting in a reduction of $41,373,633 in the amount held in the Trust Account.

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

Liquidity and Capital Resources

As of both September 30, 2024 and December 31, 2023, we had $25,000 of cash in our operating account. As of September 30, 2024 and December 31, 2023, we had a working capital deficit of approximately $12,314,000 and approximately $9,382,000, respectively. As of September 30, 2024 and December 31, 2023, approximately $3,714,000 and approximately $6,282,000, respectively, of interest income earned on funds held in the Trust Account was available to pay taxes.

Our liquidity needs through September 30, 2024 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the founder shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account, the Sponsor Loan (as defined below), the 2023 Working Capital Loan (as defined below), and the 2024 Working Capital Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor loaned us $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Initial Business Combination (the “Sponsor Loan”), which Sponsor Loan has been fully drawn by us.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”).

On September 29, 2023, we entered into a Working Capital Loan (the “2023 Working Capital Loan”) with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor made to us for working capital expenses, which 2023 Working Capital Loan has been fully drawn.

Effective as of September 30, 2024, we entered into a Working Capital Loan (the “2024 Working Capital Loan”) with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to us for working capital expenses.

Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On June 16, 2023, we entered into the First Extension Loan with the Sponsor, pursuant to which as of September 30, 2024, the Sponsor loaned us $3,861,967 in the aggregate.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. Seven fundings of the Second Extension Monthly Amount were made during the nine months ended September 30, 2024 for the aggregate amount of $700,000.

Each of the 2023 Working Capital Loan, the 2024 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Initial Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2024 and December 31, 2023, there was approximately $11,039,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of September 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, $1,000,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, $700,000 and $0, respectively, outstanding under the Second Extension Loan, and approximately $77,000 and $0, respectively, outstanding under the 2024 Working Capital Loan.

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

Results of Operations

Our entire activity from inception through September 30, 2024 related to our formation, the Initial Public Offering, and to our efforts toward locating and completing a suitable Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Initial Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net income of approximately $167,000, which consisted of approximately $719,000 of interest income from cash deposited in a demand deposit account held at a U.S. bank, partially offset by approximately $257,000 of general and administrative expenses, approximately $229,000 of income tax expense, approximately $36,000 of franchise tax expense, and $30,000 of administrative expenses paid to the Sponsor.

For the nine months ended September 30, 2024, we had a net loss of approximately $3,942,000, which consisted of approximately $5,276,000 of interest expense on mandatorily redeemable Class A common stock, approximately $1,102,000 of income tax expense, approximately $849,000 of general and administrative expenses, $160,000 of franchise tax expense, and $90,000 of administrative expenses paid to the Sponsor, partially offset by approximately $3,535,000 of interest income recognized from the cash and investments held in the Trust Account.

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

On September 29, 2023, we entered into the 2023 Working Capital Loan with the Sponsor in the amount of up to $1,000,000 in connection with advances the Sponsor made to us for working capital expenses, which 2023 Working Capital Loan has been fully drawn.

Effective as of September 30, 2024, we entered into the 2024 Working Capital Loan with the Sponsor in the amount of up to $750,000 in connection with advances the Sponsor will make to us for working capital expenses.

On June 16, 2023, we entered into the First Extension Loan with the Sponsor in the amount of up to $3,861,967, which as of September 30, 2024 has been fully funded by the Sponsor.

On March 14, 2024, we entered into the Second Extension Loan with the Sponsor in the amount of up to $1,200,000. Seven fundings of the Second Extension Monthly Amount were made during the nine months ended September 30, 2024 for the aggregate amount of $700,000.

Each of the 2023 Working Capital Loan, the 2024 Working Capital Loan, the First Extension Loan and the Second Extension Loan bears no interest and is due and payable on the date on which we consummate the Business Combination. The principal balance of each loan may be prepaid at any time with funds outside of the Trust Account.

As of September 30, 2024 and December 31, 2023, there was approximately $11,039,000 and approximately $8,462,000, respectively, outstanding under the loans payable by us to the Sponsor. As of September 30, 2024 and December 31, 2023, these amounts included $1,750,000 as of both periods outstanding under the Sponsor Loan, approximately $3,862,000 and approximately $3,004,000, respectively, outstanding under the First Extension Loan, $3,650,000 as of both periods outstanding under the Sponsor Note, $1,000,000 and approximately $58,000, respectively, outstanding under the 2023 Working Capital Loan, and $700,000 and $0, respectively, outstanding under the Second Extension Loan, and approximately $77,000 and $0, respectively, outstanding under the 2024 Working Capital Loan.

The Sponsor pays expenses on our behalf and we reimburse the Sponsor for such expenses paid on our behalf. As of both September 30, 2024 and December 31, 2023, we had no payable outstanding to the Sponsor for such expenses paid on our behalf.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480, Distinguishing Liabilities from Equity. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. For shares of Class A common stock subject to mandatory redemption (if any) with a fixed redemption amount and a fixed redemption date, we recognize interest expense on the unaudited condensed statements of operations to reflect accretion to the redemption amount. As a result, to reflect accretion to the redemption amount, we recognized interest expense of $0 and approximately $4,285,000 in our unaudited condensed statements of operations for the three and nine months ended September 30, 2024, respectively, and interest expense of $0 and approximately $1,120,000 in our unaudited condensed statements of operations for the three and nine months ended September 30, 2023, respectively. Shares of conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, 5,267,634 and 14,303,581 shares of Class A common stock subject to possible redemption, respectively, are presented as temporary equity outside of the stockholders’ deficit section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares of Class A common stock to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable shares of Class A common stock. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable shares of Class A common stock also resulted in charges against Additional paid-in capital and Accumulated deficit.

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

See Note 2— “Summary of Significant Accounting Policies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 with respect to the Initial Public Offering, initially filed with the SEC on February 19, 2021, as amended and declared effective on December 15, 2021 (File No. 333-253307), (ii) Annual Reports on Form 10-K for the years ended December 31, 2023, 2022 and 2021, as filed with the SEC on March 29, 2024, March 31, 2023 and March 31, 2022, respectively, (iii) Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022, June 30, 2022, September 30, 2022 and June 30, 2024, as filed with the SEC on May 13, 2022, August 12, 2022, November 14, 2022 and August 14, 2024, respectively, and (iv) the Definitive Proxy Statements on Schedule 14A, as filed with the SEC on February 16, 2024 and May 19, 2023. Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

Exhibit No.	Description
10.1*	Promissory Note of the Company issued in favor of the Sponsor, effective as of September 30, 2024.

31.1*	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF ACQUISITION CORP. VII

Date: November 13, 2024	By:	/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)